Form 10-Q
period 1995-06-30
CORRECTIONS SERVICES INC
filed 1995-08-10
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                     FORM 10-Q

              [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                          For the Quarter Ended June 30, 1995

                                         or

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                                      33-02035-A
                              (Commission File Number)

                              CORRECTIONS SERVICES, INC.
               (Exact name of Registrant as specified in its charter)

         Florida                                               59-2508470
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

                               3040 East Commercial Boulevard
                               Fort Lauderdale, Florida  33308
                          (Address of Principal Executive Offices)

                                      (305) 772-2297
                              (Registrant's Telephone Number)

                                            None
                      (Former Name, Former Address and former Fiscal Year,
                                  if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        YES  X             NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES                NO

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

5,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT JULY 24, 1995, INCLUDING 150,000 SHARES HELD BY THE ISSUER. 5,126,900 SHARES WERE OUTSTANDING AT JULY 24, 1995.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets - June 30, 1995 (Unaudited) and December 31, 1994 (Audited).

                Consolidated Statement of Operations - Three months and six months ended June 30, 1995 and 1994 (Unaudited).

                Consolidated Statement of Shareholders' Equity - December 31, 1991 through June 30, 1995.

                Consolidated Statement of Cash Flows - Six months ended June 30, 1995 and 1994 (Unaudited).

                Notes to Consolidated Financial Statements.

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.


PART II.        OTHER INFORMATION

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K

                SIGNATURES

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                                                           June 30,                  December 31,
                                                                                             1995                        1994
                                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                              $  358,378                  $  264,125
  Investment in marketable
    trading securities - at
    market                                                                                  466,857                     468,229
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1995 and 1994                                                      94,822                     124,461
  Accounts receivable - other                                                                12,367                       9,920
  Note receivable - affiliate - current                                                      23,982                         --
  Note receivable - other                                                                    10,500                      22,000
  Inventory                                                                                 197,774                     200,694
  Other                                                                                       5,853                       4,148

               TOTAL CURRENT ASSETS                                                       1,170,533                   1,093,577


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $165,345
  in 1995 and $165,699 in 1994                                                                6,548                       5,290

NOTES RECEIVABLE - Affiliate
  - non-current                                                                              22,292                        --
Other                                                                                         2,496                       3,101

TOTAL ASSETS                                                                             $1,201,869                  $1,101,968

















See accompanying notes to consolidated financial statements.


                                 -4(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                               (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           June 30,                  December 31,
                                                                                             1995                       1994
                                                                                         (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade                                                        $    79,108                 $    86,916
  Deferred revenue - current                                                                  27,112                      11,188

           TOTAL CURRENT LIABILITIES                                                         106,220                      98,104

DEFERRED REVENUE - Non-current                                                                18,503                      24,144

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    5,276,900 shares issued in
    1995 and 1994; 5,126,900 shares
    outstanding in 1995 and 1994                                                                 528                         528
  Additional paid-in capital                                                               2,095,391                   2,095,391
  Accumulated deficit                                                                    (   992,123)                ( 1,089,549)
                                                                                           1,103,796                   1,006,370

  Less treasury stock, 150,000
    shares at cost                                                                       (    26,650)                (    26,650)


           TOTAL SHAREHOLDERS' EQUITY                                                      1,077,146                     979,720

           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                                                          $ 1,201,869                 $ 1,101,968











See accompanying notes to consolidated financial statements.

                                -4(b)-

                             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                                        Three Months Ended                    Six Months Ended
                                                                    June 30,            June 30,          June 30,       June 30,
                                                                     1995                1994              1995           1994
                                                                  (Unaudited)         (Unaudited)       (Unaudited)    (Unaudited)
REVENUES:
  Net sales                                                       $   69,058          $  142,248        $  258,186     $  272,873
  Lease income                                                          --                 --                1,000          1,994
  Repair and maintenance
    fee income                                                        35,144              20,471            58,371         35,730

                                                                     104,202             162,719           317,557        310,597

COST AND EXPENSES:
  Cost of sales (excluding
    depreciation and
    amortization                                                      34,827              96,782           105,294        181,095
  Depreciation and
   amortization                                                        1,181               2,475             2,013          4,949
  Selling, general and
    administrative expense                                            73,748              90,781           162,227        183,633
  Interest expense                                                      --                  --                --               22

           TOTAL OPERATING EXPENSES                                  109,756             190,038           269,534        369,699

INCOME (LOSS) FROM OPERATIONS                                      (   5,554)         (   27,319)           48,023      (  59,102)

OTHER INCOME (EXPENSE)
  Interest income                                                      3,643                 802             6,630          1,737
  Realized and unrealized
    gain (loss) on
    marketable securities                                          (  23,615)         (  115,544)           30,940      ( 117,785)
  Other                                                                6,623               6,077            11,833         12,963


                                                 -5(a)-

                             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (Continued)

                                                                         Three Months Ended                 Six Months Ended
                                                                    June 30,          June 30,          June 30,        June 30,
                                                                     1995              1994              1995            1994
                                                                  (Unaudited)       (Unaudited)       (Unaudited)     (Unaudited)
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY
  ITEM                                                            (  18,903)         (  135,984)          97,426       ( 162,187)

PROVISION FOR INCOME TAXES                                             --                  --             25,000            --


INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                              (  18,903)         (  135,984)          72,426      (  162,187)

EXTRAORDINARY ITEM -
  TAX BENEFIT OF NET
  OPERATING LOSS
  CARRYFORWARD                                                          --                 --             25,000          --

NET INCOME (LOSS)                                                $(  18,903)        $(  135,984)      $   97,426     $(  162,187)

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                                     5,126,900           5,201,900        5,126,900       5,201,900

NET INCOME (LOSS)
  PER COMMON SHARE                                                $   --            $    (  .03)      $      .02     $    (  .03)



See accompanying notes to consolidated financial statements



                                                  -5(b)-

                               CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                              FROM DECEMBER 31, 1991 THOROUGH JUNE 30, 1995
                            Common Stock
                         $.0001 Par Value
                             Authorized          Addt'l        Retained
                         10,000,000 Shares       Paid-In       Earnings        Treasury
                          Shares      Amount      Capital      (Deficit)         Stock        Total
<S)
Balance - 12/31/91      5,176,900     $ 518     $2,087,068    $(1,205,617)     $            $   881,969
Issuance of common
  stock for services      100,000        10          8,323          --            --              8,333
Net loss for period         --          --            --       (1,145,708)        --         (1,145,708)

Balance - 12/31/92      5,276,900       528      2,095,391     (2,351,325)        --         (  255,406)

Receipt of Common
  Stock in settlement
  of Note Receivable
  (75,000 Shares)      (   75,000)      --            --            --          ( 7,900)     (    7,900)
Net Income for period       --          --            --        1,200,364          --         1,200,364

Balance - 12/31/93      5,201,900       528      2,095,391     (1,150,961)      ( 7,900)        937,058

Net Income for period       --          --            --           61,412          --            61,412
Purchase of Treasury
  Shares               (   75,000)      --            --           --           (18,750)     (   18,750)

Balance - 12/31/94      5,126,900       528      2,095,391     (1,089,549)      (26,650)        979,720

Net Income for period       --          --            --           97,426          --            97,426

Balance - 06/30/95      5,126,900     $ 528     $2,095,391    $(  992,123)     $(26,650)     $1,077,146


Shown on the accompanying
Balance Sheet as follows:   Issued:                   5,276,900
                            Treasury Shares:         (  150,000)
                                                      5,126,900

See accompanying notes to consolidated financial statements.

              CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF CASH FLOWS
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                                          Nine Months Ended
                                                                                                    June 30,             June 30,
                                                                                                      1995                1994
                                                                                                  (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                                                                      $  97,426            $( 162,187)
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
  Depreciation and amortization                                                                       2,013                 4,949
  (Gain) Loss on sale of marketable
    securities                                                                                       16,021            (    2,045)
  Allowance for market decline
    of securities                                                                                 (  46,961)              119,830
  Purchase of marketable trading
    securities                                                                                    ( 286,237)           (  135,150)
  Proceeds from sale of marketable
    trading securities                                                                              318,549               170,221
  Changes in operating assets
    and liabilities:
  (Increase) decrease in trade
    accounts receivable                                                                              29,639            (   69,053)
  Decrease in inventory                                                                               2,920                74,055
  (Increase) decrease in accounts
    receivable - Other                                                                            (   2,447)           (    3,198)
  (Increase) decrease in other assets                                                             (   1,100)                4,364
  (Increase) decrease in accounts
    payable and accrued expenses                                                                  (   7,808)               19,431
  Increase (Decrease) in deferred
    revenue                                                                                          10,283            (    7,334)
  (Increase) in restricted cash                                                                         -              (  100,000)
  Total adjustments                                                                                  34,872                76,070

  Net cash provided by (used in)
    operating activities                                                                            132,298            (   86,117)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances paid on notes receivable
    - affiliate                                                                                   (  50,000)                 --
  Principal collections on notes
    receivable - affiliate                                                                            3,726                  --
  Principal collection on
    note receivable - Other                                                                          11,500                 1,000
  Purchase of property and
    equipment                                                                                     (   3,271)                 --
  Net cash (used in) provided by
    investing activities                                                                          (  38,045)                1,000






                                   -7(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF CASH FLOWS
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                              (Continued)
                                                                                                          Nine Months Ended
                                                                                                    June 30,             June 30,
                                                                                                      1995                1994
                                                                                                  (Unaudited)          (Unaudited)

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                                                     94,253            (   85,117)

CASH AND CASH EQUIVALENTS -
  Beginning of period                                                                               264,125               173,996

CASH AND CASH EQUIVALENTS -
  End of period                                                                                   $ 358,378            $   88,879






































See Accompanying Notes to Consolidated Financial Statements.


                                   -7(b)-

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                          JUNE 30, 1995
                           (Unaudited)


NOTE 1 - FAIR PRESENTATION

             The balance sheet as of June 30, 1995, the statement of operations for the three months and six months ended June 30, 1995 and 1994, the statement of shareholders' equity as of June 30, 1995 and the statement of cash flows for the six months ended June 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at June 30, 1995 and for all periods presented have been made.

             The condensed financial statements as of December 31, 1994, 1993 and 1992 have been derived from audited financial statements.

              The operations for the six months ended June 30, 1995, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1994, and for the year then ended.

NOTE 2 - BASIS OF PRESENTATION

              The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS (LOSS) PER SHARE

              For the three month and six months periods ended June 30, 1995 and 1994, per share information was computed using the weighted average number of common shares outstanding during the periods.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY


            NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                          JUNE 30, 1995
                           (Unaudited)


NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

              Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounts to $466,857 at June 30, 1995, and $468,229 at December 31, 1994. The cost of these investments is $598,334 and $646,667 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".

NOTE 5 - LEGAL PROCEEDINGS

              The Company has been a defendant of an Illinois action due to the apparent wrongful death of an individual at the hands of an In-House Arrest detainee. The complaint alleged that the decedent's demise was attributable to "In-House Arrest" equipment previously marketed by the Company and sold to the Lake County, Illinois Corrections Department. The Company filed motions to dismiss the complaint for failing to state a factual or legal basis for liability against the Company. On July 14, 1995, the court entered an order granting the Company's motion and dismissing the entire suit with prejudice. The Company's litigation counsel is currently unable to estimate the likelihood of an appeal of the court's order of dismissal at this time. Management intends, if necessary, to contest any subsequent appeal vigorously as without merit.

                      CORRECTIONS SERVICES, INC. AND SUBSIDIARY


ITEM 2. -             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

           (a) Financial Condition. At June 30, 1995, the Company had current assets of $1,170,533 as compared to $1,093,577 at December
31, 1994, total assets of $1,201,869 as compared to $1,101,968 at
December 31, 1994, current liabilities of $106,220 as compared to $98,104 at December 31, 1994 and a current net worth of $1,077,146 as compared to $979,720 at December 31, 1994. The change in net worth was attributable to the net profit incurred for the period ended June 30, 1995.

           (a)(1) Liquidity. In the six (6) months ended June 30, 1995, the Company had an increase in cash and cash equivalents of $94,253, due principally to the sale of marketable equity securities and net income.

           The Company's operating expenses have continued in this reporting period, at what the Company believes to be a minimal level. The Company has no present commitments that are reasonably likely to result in its liquidity increasing or decreasing in any material way. In addition, the Registrant knows of no trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, its liquidity increasing or decreasing in any material way.

           (a)(2) Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit. In the event of future need, the Company believes that it will be able to borrow from its affiliate, Vanderbilt Square Corp., or borrow commercially at prevailing terms through loans collateralized, if necessary, by its assets. There can be no assurance however, that it will be able to secure additional financing, if needed, or that if available, on terms acceptable to the Company.

           (a)(3) Results of Operations. The Company's revenues for the six (6) months ending June 30, 1995 were $317,557 as compared to $310,597 for the period ended June 30, 1994. The principal reason for increased revenues was increased repair and maintenance income. Revenues for the three (3) months ended June 30, 1995 were $104,202 as compared to $162,719 for the same period in 1994. The principal reason for the decrease was the reduction in the sale of new units.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY


           Costs and expenses for the six (6) months ended June 30, 1995, amounted to $269,534, as compared to $369,699 for the period ended
June 30, 1994. Costs and expenses decreased in comparison to the comparable six (6) month period in 1994, primarily due to decreased cost of sales and reduced legal and consulting fees. Costs and expenses for the three (3) months ended June 30, 1995 were $109,756 as compared to $190,038 for the same period in 1994. The principal reason for the reduction in costs and expenses was the reduction in cost of sales.

           The Company realized net profits of $97,426 for the six (6) month period ended June 30, 1995 as compared to a net loss of $162,187 for the six (6) month period ended June 30, 1994. The increase was due to increased repair and maintenance fee income, increased gain on sales of marketable securities, and a decrease in cost and expenses. In addition, the Company incurred a net loss for the three (3) months ended June 30, 1995 of $18,903 as compared to a net loss of $135,984 for the comparable period last year. The reduction in net loss was principally attributable to the reduction in realized and unrealized loss on marketable trading securities.

           The Registrant knows of no trends or uncertainties, or other items, that had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on revenues or income from future operations, if any. Moreover, Registrant knows of no events that will cause a material change in the relationship between its costs and revenues.

              CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                           SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CORRECTIONS SERVICES, INC.



Date: August  10, 1995                        /S/Norman H. Becker
                                              Norman H. Becker, President


Date: August  10, 1995                        /S/Diane Martini
                                              Diane Martini, Secretary/Treasurer


Date: August  10, 1995                        /S/Frank R. Bauer
                                              Frank R. Bauer, Vice President