Form 10-Q
period 1995-09-30
CORRECTIONS SERVICES INC
filed 1995-11-15
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549


                                             FORM 10-Q

                   [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the Quarter Ended September 30, 1995

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

5,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT NOVEMBER 6, 1995, INCLUDING 150,000 SHARES HELD BY THE ISSUER IN TREASURY. 5,126,900 SHARES WERE OUTSTANDING AT NOVEMBER 6, 1995.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets - September 30, 1995
                (Unaudited) and December 31, 1994 (Audited).

                Consolidated Statement of Operations - Three months and nine months ended September 30, 1995 and 1994 (Unaudited).

                Consolidated Statement of Shareholders' Equity - December 31, 1991 through September 30, 1995.

                Consolidated Statement of Cash Flows - Nine months ended September 30, 1995 and 1994 (Unaudited).

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

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                               September 30,          December 31,
                                                                   1995                   1994
                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                    $  254,295             $  264,125
  Investment in marketable
    trading securities - at
    market                                                        583,678                468,229
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1995 and 1994                           142,679                124,461
  Accounts receivable - other                                      28,098                  9,920
  Note receivable - affiliate - current                            24,708                   --
  Note receivable - other                                          10,500                 22,000
  Inventory                                                       192,664                200,694
  Other                                                             4,894                  4,148

            TOTAL CURRENT ASSETS                                1,241,516              1,093,577


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $166,750
  in 1995 and $165,699 in 1994                                      6,539                  5,290

NOTES RECEIVABLE - Affiliate
  - non-current                                                    15,836                   --
Other                                                               2,496                  3,101

TOTAL ASSETS                                                   $1,266,387              $1,101,968
















[FN]
See accompanying notes to consolidated financial statements.


                                 -4(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                               (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               September 30,          December 31,
                                                                   1995                  1994
                                                               (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade                              $    70,534            $    86,916
  Deferred revenue - current                                        62,442                 11,188

        TOTAL CURRENT LIABILITIES                                  132,976                 98,104

DEFERRED REVENUE - Non-current                                      13,689                 24,144

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    5,276,900 shares issued in
    1995 and 1994; 5,126,900 shares
    outstanding in 1995 and 1994                                      528                     528
  Additional paid-in capital                                     2,095,391              2,095,391
  Accumulated deficit                                          (   949,547)           ( 1,089,549)
                                                                 1,146,372              1,006,370

  Less treasury stock, 150,000
    shares at cost                                             (    26,650)           (   26,650)


        TOTAL SHAREHOLDERS' EQUITY                               1,119,722               979,720

        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                   $ 1,266,387            $ 1,101,968











[FN]
See accompanying notes to consolidated financial statements.

                                -4(b)-

                             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three Months Ended                    Nine Months Ended
                                               September 30,       September 30,       September 30,    September 30,
                                                   1995                1994                1995             1994
                                               (Unaudited)         (Unaudited)         (Unaudited)      (Unaudited)
REVENUES:
  Net sales                                    $  103,580          $  318,787          $  361,766       $  591,660
  Lease income                                       --                 --                  1,000            1,994
  Repair and maintenance
    fee income                                     44,959              24,044             103,330           59,774

                                                  148,539             342,831             466,096          653,428

COST AND EXPENSES:
  Cost of sales (excluding
    depreciation and
    amortization                                   47,468             158,613             152,762          339,708
  Depreciation and
   amortization                                     1,405               2,475               3,418            7,424
  Selling, general and
    administrative expense                         73,820              84,236             236,047          267,869
  Interest expense                                   --                  --                  --                 22

        TOTAL OPERATING EXPENSES                  122,693             245,324             392,227          615,023

INCOME (LOSS) FROM OPERATIONS                      25,846              97,507              73,869           38,405

OTHER INCOME (EXPENSE)
  Interest income                                   3,408               1,014              10,038            2,751
  Realized and unrealized
    gain (loss) on
    marketable securities                           6,495             144,964              37,435           27,179
  Other                                             6,827               5,182              18,660           18,145


                                                 -5(a)-

                             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (Continued)

                                                      Three Months Ended                   Nine Months Ended
                                               September 30,     September 30,        September 30,    September 30,
                                                   1995              1994                 1995             1994
                                               (Unaudited)       (Unaudited)          (Unaudited)      (Unaudited)
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY
  ITEM                                            42,576             248,667             140,002           86,480

PROVISION FOR INCOME TAXES                        14,000              27,000              32,000           12,500


INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                              28,576             221,667             108,002           73,980

EXTRAORDINARY ITEM -
  TAX BENEFIT OF NET
  OPERATING LOSS
  CARRYFORWARD                                    14,000              27,000               32,000          12,500

NET INCOME (LOSS)                              $  42,576          $  248,667           $  140,002      $   86,480

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                  5,126,900           5,188,857            5,126,900       5,197,505

NET INCOME (LOSS)
  PER COMMON SHARE                             $   .01            $    .05              $    .03       $    .01


[FN]
See accompanying notes to consolidated financial statements



                                                  -5(b)-

                               CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                              FROM DECEMBER 31, 1991 THROUGH SEPTEMBER 30, 1995

                            Common Stock
                         $.0001 Par Value
                             Authorized          Addt'l        Retained
                         10,000,000 Shares       Paid-In       Earnings        Treasury
                          Shares      Amount      Capital      (Deficit)         Stock        Total

Balance - 12/31/91      5,176,900     $ 518     $2,087,068    $(1,205,617)     $            $   881,969
Issuance of common
  stock for services      100,000        10          8,323          --            --              8,333
Net loss for period         --          --            --       (1,145,708)        --         (1,145,708)

Balance - 12/31/92      5,276,900       528      2,095,391     (2,351,325)        --         (  255,406)

Receipt of Common
  Stock in settlement
  of Note Receivable
  (75,000 Shares)      (   75,000)      --            --            --          ( 7,900)     (    7,900)
Net Income for period       --          --            --        1,200,364          --         1,200,364

Balance - 12/31/93      5,201,900       528      2,095,391     (1,150,961)      ( 7,900)        937,058

Net Income for period       --          --            --           61,412          --            61,412
Purchase of Treasury
  Shares               (   75,000)      --            --           --           (18,750)     (   18,750)

Balance - 12/31/94      5,126,900       528      2,095,391     (1,089,549)      (26,650)        979,720

Net Income for period       --          --            --          140,002          --           140,002

Balance - 09/30/95      5,126,900      $ 528    $2,095,391    $(  949,547)     $(26,650)    $ 1,119,722

Shown on the accompanying Balance Sheet as follows:       Issued:                         5,276,900

                                                          Treasury Shares:               (  150,000)


                                                                                          5,126,900

[FN]
See accompanying notes to consolidated financial statements.

              CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF CASH FLOWS
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                              Nine Months Ended
                                                                      September 30,           September 30,
                                                                           1995                   1994*
                                                                      (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                                          $ 140,002               $   86,480
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
  Depreciation and amortization                                           3,418                    7,424
  (Gain) Loss on sale of marketable
    securities                                                           12,054                   11,072
  Allowance for market decline
    of securities                                                     (  49,489)              (   38,251)
  Gain on disposition of assets                                       (     925)                    --
  Purchase of marketable trading
    securities                                                        ( 495,111)              (  150,855)
  Proceeds from sale of marketable
    trading securities                                                  409,267                  214,378
  Changes in operating assets
    and liabilities:
  (Increase) decrease in trade
    accounts receivable                                               (  18,218)              (   34,331)
  Decrease in inventory                                                   8,030                   40,625
  Increase (decrease) in accounts
    receivable - Other                                                (  10,348)                   1,952
  (Increase) decrease in other assets                                 (     141)              (    3,760)
  Increase (decrease) in accounts
    payable and accrued expenses                                      (  16,382)              (    5,362)
  Increase in deferred revenue                                           40,799                   10,871

  Total adjustments                                                   ( 117,046)                  53,763

  Net cash provided by (used in)
    operating activities                                                 22,956                  140,243


CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances paid on notes receivable
    - affiliate                                                       (  50,000)                   --
  Principal collections on notes
    receivable - affiliate                                                9,456                    --
  Principal collection on
    note receivable - Other                                              11,500                    3,000
  Purchase of property and
    equipment                                                         (   4,667)                   --
  Sale of property & equipment                                              925                    --
  Net cash (used in) provided by
    investing activities                                              (  32,786)                   3,000




                                   -7(a)-

              CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF CASH FLOWS
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                              (Continued)
                                                                              Nine Months Ended
                                                                      September 30,           September 30,
                                                                          1995                    1994*
                                                                      (Unaudited)             (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock                                          $     --                $(  18,750)

  Net cash provided by (used in)
    financing activities                                                    --                  ( 18,750)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                       (   9,830)                124,493

CASH AND CASH EQUIVALENTS -
  Beginning of period                                                    264,125                 173,996

CASH AND CASH EQUIVALENTS -
  End of period                                                       $  254,295              $  298,489




[FN]
*       Reclassified for comparative purposes.

























[FN]
See Accompanying Notes to Consolidated Financial Statements.


                                   -7(b)-

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY


            NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                       SEPTEMBER 30, 1995
                           (Unaudited)


NOTE 1 - FAIR PRESENTATION

         The balance sheet as of September 30, 1995, the statement of operations for the three months and nine months ended September 30, 1995 and 1994, the statement of shareholders' equity as of September 30, 1995 and the statement of cash flows for the nine months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1995 and for all periods presented have been made.

         The condensed financial statements as of December 31, 1994, 1993 and 1992 have been derived from audited financial statements.

          The operations for the nine months ended September 30, 1995, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

          For the three month and nine months periods ended September 30, 1995 and 1994, per share information was computed using the weighted average number of common shares outstanding during the periods.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY


            NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                          SEPTEMBER 30, 1995
                           (Unaudited)


NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

          Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounts to $583,678 at September 30, 1995, and $468,229 at December 31, 1994. The cost of these investments is $712,627 and $646,667 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain
          (loss) on marketable trading securities".

NOTE 5 - LEGAL PROCEEDINGS

          The Company was named as a party defendant in an Illinois wrongful death action. The complaint alleged that the decedent's demise was attributable to "In-House Arrest" equipment previously marketed by the Company and sold to the Lake County, Illinois Corrections Department. The Company filed motions to dismiss the complaint for failing to state a factual or legal basis for liability against the Company. On July 14, 1995, the court entered an order granting the Company's motion and dismissing the entire suit with prejudice. The Plaintiff has appealed the trial court's rejection of the lawsuit in its entirety. Management intends to continue to contest the appeal vigorously as without merit.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY


ITEM 2. -       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

        The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

        (a) Financial Condition. At September 30, 1995, the Company had current assets of $1,241,516 as compared to $1,093,577 at December 31, 1994, total assets of $1,266,387 as compared to $1,101,968 at December 31, 1994, current liabilities of $132,976 as compared to $98,104 at December 31, 1994 and a current net worth of $1,119,722 as compared to $979,720 at December 31, 1994. The change in net worth was attributable to the net profit incurred for the period ended September 30, 1995.

        (a)(1) Liquidity. In the nine (9) months ended September 30, 1995, the Company had a nominal decrease in cash and cash equivalents of $9,830.

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

        (a)(3) Results of Operations. The Company's revenues for the nine (9) months ending September 30, 1995 were $466,096 as compared to $653,428 for the nine (9) month period ended September 30, 1994 due primarily to reduced sales. Revenues for the three (3) months ended September 30, 1995 were $148,539 as compared to $342,831 as a result of reduction in the sale of new units.

        Costs and expenses for the nine (9) months ended September 30, 1995, amounted to $392,227, as compared to $615,023 for the period

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY


ended September 30, 1994. Costs and expenses decreased in comparison to the comparable nine (9) month period in 1994, primarily due to decreased cost of sales. Costs and expenses for the three (3) months ended September 30, 1995 were $122,693 as compared to $245,324 for the same period in 1994. The principal reason for the reduction in costs and expenses in this reporting period was also reduction in cost of sales.

        The Company realized net profits of $140,002 for the nine (9) month period ended September 30, 1995 as compared to net profits of $86,480 for the nine (9) month period ended September 30, 1994.
The increase was primarily due to increased repair and maintenance fee income and a decrease in cost and expenses. In addition, the Company realized a net profit for the three (3) months ended September 30, 1995 of $42,576 as compared to a net profit of $248,667 for the comparable period last year. The reduction in net profit was principally attributable to the reduced sale of units.

        The Registrant knows of no trends or uncertainties, or other items, that had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on revenues or income from future operations, if any. Moreover, Registrant knows of no events that will cause a material change in the relationship between its costs and revenues.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                   PART II - OTHER INFORMATION


ITEM 6.  -    EXHIBITS AND REPORTS ON FORM 8-K

       (b) The Registrant filed no Current Reports on Form 8-K during this reporting period.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                           SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CORRECTIONS SERVICES, INC.



Date: November 10, 1995                   /s/ Norman H. Becker
                                          Norman H. Becker, President


Date: November 10, 1995                   /s/ Diane Martini
                                          Diane Martini, Secretary/Treasurer


Date: November   , 1995                        /s/ Frank R. Bauer
                                               Frank R. Bauer, Vice President