Form 10-K405
period 1995-12-31
CORRECTIONS SERVICES INC
filed 1996-03-28
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

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

               Securities registered pursuant to Section 12(b) of the Act
      None                                                       None
(Title of Each Class)                                    (Name of Each Exchange
                                                          on which Registered)

               Securities registered pursuant to Section 12(g) of the Act
      None                                                       None
(Title of Each Class)                                    (Name of Each Exchange
                                                          on which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES  X             NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1996, was approximately $475,000.

The number of shares of Common Stock, $.0001 par value, of the Registrant issued as of March 10, 1996, was 5,276,900 shares. The Company has 150,000 shares in treasury.

                                  PART I

ITEM 1.  BUSINESS

Introduction

          Corrections Services, Inc. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program
("Program") to relieve the need for incarceration in a jail or similar facility. The Program consists of computer-controlled, electronic signaling systems which permit continuous around the clock monitoring of a client/inmate's presence or absence from his or her residence.

Background

          The Company undertook to secure equipment which would be responsive to the needs of corrections authorities and began to market its Program with a new hardware system supplied by an independent manufacturer. During 1986, the Company secured registration of its trademark "In-House-Arrest" from the United States Patent and Trademark office (Registration No. 1,394,745).

          Beginning in 1988 the Company's system was manufactured by Marconi Electronic Devices, Ltd. ("Marconi") in the United Kingdom. Following a long period of difficulties and shortfall, the Company filed a federal lawsuit against Marconi for breach of contract and breach of warranty, seeking damages and ending its turbulent manufacturing and supply arrangement with Marconi. On July 28, 1993 a settlement agreement was entered into fully and finally terminating the litigation.

          Pursuant to the settlement agreement, the Company transferred certain product equipment, intellectual property rights in the systems' equipment design and software and a three year covenant not to compete to Marconi. In exchange, the Company received extinguishment of its approximately $2.1 Million payable to Marconi and the sum of $250,000 in cash. Following closing of the settlement agreement the Company, within the bounds of its non-compete agreement, continued to service its existing customer base.

Subsequent Developments

          Subsequent to the litigation settlement, Marconi sold all of its tangible and intangible assets related to the system's equipment production, sales and service to Aeroflex Laboratories, Inc. of Plainview, New York. After settlement of the litigation in mid-1993, neither Marconi nor Aeroflex had engaged in any operations in the monitoring systems marketplace. In late May
1994, the Company approached Aeroflex with a view toward purchase of all of the system assets and release from its non-compete agreement with Marconi.

          On July 1, 1994, the Company both re-acquired from Aeroflex all of the system equipment it had relinquished in the litigation settlement agreement, and acquired all of the other tangible and intangible assets related to production, sales and service of the product line previously acquired by Aeroflex from Marconi, including completed parts and parts for construction of additional units, all of the related software, firmware, tooling, tools and test equipment and all intellectual property including patents and design and manufacturing drawings, schematics, information and records. The Company was also able to secure unconditional release from the non-compete agreement with Marconi.

          In exchange, the Company paid Aeroflex Laboratories, Inc. the sum of $100,000 in cash and released Aeroflex Laboratories, Inc.
and Marconi from liability for equipment field service obligations, including outstanding, unexpired manufacturer's equipment warranties, which obligations were assumed by the Company.

          With completion of the Aeroflex transaction in mid-1994 the Company in effect, negated all of the limiting factors imposed encountered by settlement of the litigation against Marconi in mid-1993. The Company re-entered the marketplace depending upon its newly acquired, finished equipment inventory, and continues on-going evaluation of manufacturing options for possible future implementation prior to potential exhaustion, if any, of its finished equipment inventory.

Employees

          In addition to its officers, Mr. Norman H. Becker and Mr. Frank R. Bauer, who each currently devote approximately ten (10%) percent of their time to its activities, and Ms. Diane Martini, who currently devotes approximately eighty (80%) percent of her time to its activities, the Company currently has five (5) other full-time employees See Part III., Item 10, Directors and Executive Officers of the Registrant.


ITEM 2.  PROPERTIES

          The Company occupies its principal offices and shop facilities space on a month-to-month basis at a combined rental and administrative charge of $2,600 per month ($31,200 per annum).

          The Company also occupies warehouse space in the City of Pompano Beach, Florida on an annual lease basis at a rental of $791 per month ($9492 per annum).

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not now a party to any litigation or, to its knowledge, threatened litigation, at March 11, 1996 other than the following:

Estate of Holly Staker, et al vs. Correction Services, Inc., Lake
County and Electronic Supervision Services Corp., Case No. 94-L-
141, Circuit Court of the Nineteenth Judicial Circuit In And For
Lake County, Illinois.

          On February 28, 1994, the Company was served with a wrongful death complaint arising from the violent death of Ms. Holly Staker on or about August 17, 1992 at the hands of an individual who was at the time assigned to the In-House Arrest system owned and operated, on the Company's information and belief, by the Lake
County Sheriff's or Corrections Department.

          The Complaint seeks money damages for Ms. Staker's wrongful death in an unspecified amount and is brought by the Decedent's estate and various individuals under Illinois wrongful death statutes. The Complaint was twice dismissed at the Company's instance. The Plaintiff has appealed the Court's dismissal of the suit. The appeal is currently in the pleading (brief) stage and no decision has been reached. The amended complaint alleged unspecified "malfunction" and sought to impose strict liability to the seller for consequences of the prisoner's subsequent illegal acts.

          The Company's appellate counsel is unable to estimate the likely outcome of the appeal.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995, through solicitation of proxies or otherwise.

                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          The following table sets forth the range of bid and asked prices for the Company's Common Stock on the Over-The-Counter Market for the period indicated, as reported by the National Quotation Bureau, Inc. The Common Stock is traded on the electronic bulletin board under the symbol CRSI. The figures shown represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                           COMMON STOCK

Period                             Bid Price       Asked Price
                                High     Low     High      Low
First Quarter, 1994             $0.188   $0.125  $0.375    $0.25
Second Quarter, 1994            $0.188   $0.125  $0.375    $0.188
Third Quarter, 1994             $0.25    $0.125  $0.30     $0.20
Fourth Quarter, 1994            $0.25    $0.06   $0.30     $0.20
First Quarter, 1995             $0.125   $0.06   $0.15     $0.06
Second Quarter, 1995            $0.125   $0.10   $0.30     $0.025
Third Quarter, 1995             $0.125   $0.10   $0.025    $0.20
Fourth Quarter, 1995            $0.125   $0.10   $0.025    $0.20
First Quarter, 1996             $0.125   $0.10   $0.025    $0.20


(b) Holders. As of March 11, 1996, the approximate number of recordholders of Common Stock of the Registrant was 575.

          The Company is unable to determine the actual number of beneficial holders of its Common Stock at March 11, 1996 due to Common Stock held for stockholders "in street name" but estimates the current total to be approximately 1,050.

(c) Dividends. Registrant has paid no dividends since inception and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Statement of Operations:

                       As of       As of       As of       As of      As of
                     12/31/95    12/31/94    12/31/93    12/31/92    12/31/91
Revenue            $  533,269  $  890,094  $  612,178  $  655,309   $2,275,216
Oper. Exp.         $  542,884  $  708,578  $1,058,497  $1,831,620   $2,242,355
Net Income (Loss) ($   22,717) $   61,412  $1,200,364 ($1,145,708)  $   73,489
Weighted No. of
shs. outstanding    5,126,900   5,179,709   5,181,545   5,181,545    5,176,900
Net Income (Loss)
per sh. Common
Stk. outstanding   ($  .004  ) $    .01    $    .23   ($     .22 )      $.01
(See Note A-Notes
to Fin. Stmts.)


Summary Balance Sheet Information

                       As of       As of       As of       As of      As of
                     12/31/95    12/31/94    12/31/93    12/31/92    12/31/91
Total Assets        $1,087,236  $1,101,968  $1,032,050  $2,043,688  $3,125,859
Total Current       $  120,382  $   98,104  $   85,314  $2,282,599  $2,243,890
 Liabilities
Tot. Current Assets $1,079,708  $1,093,577  $1,015,736  $1,945,207  $2,920,939
Stkholders' Equity  $  957,003  $  979,720  $  937,058 ($  255,406) $  881,969
Cash Dividends      $    -0-    $    -0-    $    -0-    $    -0-    $    -0-


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

          (a) Financial Condition. As of December 31, 1995 the Company had current assets of $1,079,708 compared to $1,093,577 at December
31, 1994, total assets of $1,087,236 compared to $1,101,968 at
December 31, 1994 and shareholders equity of $957,003 as compared to $979,720 as of December 31, 1994. The decrease of its current assets and total assets were primarily the result of the Company's decrease in accounts receivable and merchandise inventory. See
Part I, Item 1., Business, Recent Developments. The decrease in shareholders equity at December 31, 1995 to $957,003, from $979,720 at December 31, 1994, was primarily the result of earnings of a net loss of $22,717 for the year ended December 31, 1995.

          At December 31, 1995, the Company realized a net loss for the year then ended which decreased shareholders equity from $979,720 at year end 1994, to $957,003 at year end 1995.

          Liquidity. The Company had a net decrease in cash and cash equivalents for the year ended December 31, 1995 of $2,740, and cash and cash equivalents at the end of the year of $261,385 as compared to an increase in cash and cash equivalents of $90,129, and cash and cash equivalents of $264,125 for the year ended
December 31, 1994. See Part II, Item 8., Financial Statements and Supplementary Data.

          The Company continues to have no fixed executory obligations.

          Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance that it will be able to secure additional credit borrowing, if needed.

          Results of Operations. The Company's revenues for the fiscal period ended December 31, 1995, were derived from sales, lease income and repairs and maintenance income. The Company's prior warranty income has dwindled to nothing in keeping with its assumption of existing supplier's warranty obligations in the Aeroflex transaction. See Part I, Item 1., Business, Subsequent
Developments.

          The Company's revenues decreased to $533,269 for the fiscal year ended December 31, 1995, as compared to $890,094 for the same period of 1994. The principal reason for the decrease was decreased revenue from its net sales.

          Operating expenses decreased to $542,884 as compared to $708,578 for the same period last year due to decreases in cost of sales and selling, general and administrative expenses. The Company realized a net loss of $22,717 for the fiscal year ended December 31, 1995, as compared to a net income of $61,412 for the same period last year. The decrease in net income was primarily due to decreased net sales.

          Operating expense decreases in the period ended December 31, 1995 of $165,694 in comparison to 1994 were primarily attributable to decreases in both cost of sales and in selling, general and administrative expenses. Selling, general and administrative expenses were also reduced from 1994 primarily due to decreased consulting and legal fees.

          The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See attached financial statements and supplementary data.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a)(b)  Identification of Directors and Executive Officers

Name                                   Age                Offices Held

Norman H. Becker                       58                 President/Director

Frank Bauer                            51                 Vice President/
                                                          Director

Diane Martini                          48                 Secretary/Treasurer/
                                                          Director

Eugene M. Kennedy                      58                 Director

Robert B. Yeakle                       57                 Director


          (1)(c) Identification of Certain Significant Employees. In addition to its officers and directors, the Company has a continuing consulting arrangement with Vanderbilt Square Corp., a publicly held Florida corporation pursuant to which Vanderbilt
Square provides management consultation, financial planning and day-to-day assistance and administrative support services on an as needed basis, primarily in this reporting period, as in previous periods, through the personal efforts and supervision of Ronald A. Martini, its Vice President and director, who devotes approximately 50% of his time to those activities. In the interest of maintaining management attention to the Company's operations, Martini, who is also a principal shareholder of the Company, took on a primary role with respect to the Company's management and administration of pending litigation matters. See Part I, Item 3., Legal Proceedings. See (1)(e) Business Experience. See Part III,
Item 12. Security Ownership of Certain Beneficial Owners and Management. Ronald A. Martini is the spouse of the Company's Secretary/Treasurer and Director, Diane Martini.

          Mr. Becker is also President and a Director of Vanderbilt Square Corp., Mr. Kennedy is legal counsel to the Company and has also provided legal services to Vanderbilt Square. Mr. Yeakle, who resigned the presidency of the Company on May 1, 1992, is also a principal stockholder of Vanderbilt Square Corp.

          The Company's officers receive varying assistance and support in their respective areas from Vanderbilt Square Corp.. The formal arrangement between the Company and Vanderbilt Square Corp. expired by its terms during February, 1994 but has continued thereafter on an as-needed albeit reduced basis.

         (1)(e)  Business Experience.

          Norman H. Becker has been a director of the Company since July 1, 1987. On January 15, 1993, Mr. Becker was appointed the
Company's President. In addition he has, since its inception, been an officer and a director of Vanderbilt Square Corp., a publicly held Florida corporation. Since January, 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Becker is a graduate of City College of
New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida
Institute of Certified Public Accountants and the Dade Chapter of
Florida Institute of Certified Public Accountants.

          Frank R. Bauer has been an Officer and a director of the Company since February 15, 1988 and its Vice President since January 4, 1993. Mr. Bauer is also President and Chief Executive Officer of Specialty Device Installers, Inc., a Florida corporation engaged in outside plant utility and construction contracting. Mr. Bauer holds the Bachelor of Business Administration Degree from Stetson University.

          Diane Martini has been Secretary/Treasurer and a director of the Company since January 12, 1993. Ms. Martini is also Secretary/Treasurer of Vanderbilt Square Corp., an affiliate of the Company. Ms. Martini is also President and Chief Executive Officer of Financial Communications, Inc., a privately held Florida public relations and business consulting firm. Ms. Martini is married to the Company's principal shareholder, Ronald A. Martini. See Part
IV., Item 12.

          Eugene M. Kennedy has been a director of the Company since March 15, 1989. Mr. Kennedy has also been the Company's legal counsel since September, 1985. Mr. Kennedy operates his own private law practice in Fort Lauderdale, Florida. He holds the Bachelor of Science Degree in Physics from the City University of New York, has attended the Masters in Business Administration Program at Adelphi University, in Garden City, New York, and holds the Juris Doctor Degree from the University of Miami School of Law in Coral Gables, Florida.

          Robert B. Yeakle resigned as an officer of the Company on May 1, 1992. Until that point, he was the Company's President and a Director and had been since June 22, 1989 and continues as a member of the Board. In January, 1988 Mr. Yeakle retired from Alexander Proudfoot & Company in West Palm Beach, Florida, having spent the prior 21 years in various executive management positions within the Proudfoot organization, to manage his personal investments.
Alexander Proudfoot & Co. is a $200 million, publicly held management consulting company which is traded on the London Stock Exchange. During April, 1991, Mr. Yeakle returned to Alexander

Proudfoot & Company in an executive capacity and currently devotes only a minimum of his time to the Company's affairs. Mr. Yeakle attended the School of Engineering at Rutgers University in New
Brunswick, New Jersey.

          Ronald A. Martini is Vice-President and a director of the Company's affiliate, Vanderbilt Square Corp., a publicly held Florida corporation. See (1)(c) Identification of Certain Significant Employees. He is also Vice-President and a director of Financial Communications, Inc., a privately held public relations and business consulting firm in Fort Lauderdale, Florida. Mr. Martini is married to the Company's Secretary/Treasurer and director, Diane Martini. On April 24, 1990, Martini entered a guilty plea in the United States District Court for the District of New Jersey to violations of federal conspiracy, mail fraud and securities laws in connection with transactions in securities of public companies unrelated to the Company during a fifteen (15) month period of 1988 through 1989.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation

          Messrs. Norman H. Becker and Frank Bauer, devote approximately 10% of their time, respectively, to the Company's affairs. Ms.
Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or presently contemplated. The total compensation received by all Executive Officers of the Company during the year ended
December 31, 1995 was received entirely by Diane Martini and amounted to $36,042.

                                                   SUMMARY COMPENSATION TABLE
                                              Annual Compensation          Long-Term Compensation
                                                                             Awards         Payouts
Name and                                                  Other     Restricted                      All
Principal                                                 Annual    Stock      Options/  LTIP       Other
Position             Year     Salary    Bonus(2)    Compensation    Awards     SARS      Payouts    Compensation

Norman H. Becker     1994     $  -0-       --            --           --          --       --           --
President (1)        1995     $  -0-       --            --           --          --       --           --
(since 1/15/93)

Frank Bauer (1)      1994     $  -0-       --            --           --          --       --           --
Vice-President       1995     $  -0-       --            --           --          --       --           --
President

Diane Martini        1994     $35,000      --            --           --          --       --           --
Secretary/           1995     $36,042      --            --           --          --       --           --
Treasurer
(since 01/12/93)

All Executive        1994     $35,000      --            --           --          --       --           --
Officers & Former    1995     $36,042      --            --           --          --       --           --
Executive Officers
as a Group (3)
Persons (1)


(1) Mr. Becker received a total of $11,157 in accounting fees from the Company during 1995.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

          (b)  Security of Ownership of Management

                 Name of             Amount and Nature   Percent
Title of       Beneficial              of Beneficial      of
 Class           Owner                   Ownership       Class(1)

Common Stock   Diane Martini (2)         85,000 Shares     1.7%

Common Stock   Norman H. Becker (2)      40,000 Shares     0.8%

Common Stock   Frank R. Bauer            31,500 Shares     0.6%

Common Stock   Eugene M. Kennedy         50,000 Shares     0.9%

Common Stock   Ronald A. Martini (2)  1,092,806 Shares    21.3%


Common Stock   Robert B. Yeakle (2)     375,000 Shares     7.3%

Common Stock   Vanderbilt Square        950,000 Shares    18.5%
                    Corp. (2)

Common Stock   All Officers and
               Directors as a Group
               (5 persons)              581,500 Shares    11.3%


(1)       Based upon 5,126,900 shares outstanding at March 11, 1996.

(2) Vanderbilt Square Corp. owns 950,000 shares of the Company's Common Stock at March 11, 1996. Ronald A. Martini, Diane Martini and Norman H. Becker are also officers, directors and principal shareholders of Vanderbilt Square Corp. Diane Martini and Ronald A. Martini are married to each other. Robert B. Yeakle is also a principal shareholder of Vanderbilt Square Corp. See Part III, Item 10. "Business Experience". All four individuals disclaim any beneficial ownership interest in the Company's Common Stock owned by Vanderbilt Square Corp. See Item 8., Financial Statements - Notes to Consolidated Financial Statement, Note F.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Transactions with Management and Others

          On February 23, 1989, the Company and Vanderbilt Square Corp. entered into a continuing consulting arrangement pursuant to which Vanderbilt assisted the Company in its operations, provided access to potential financing sources if needed and provided consultation and services related to administrative, bookkeeping and accounting matters. The formal consulting agreement expired by its terms on February 23, 1994 and the arrangement has continued thereafter on an as-needed albeit reduced, basis. During 1995, the Company paid Vanderbilt Square Corp. a total of $18,000 for such services.

          In addition, the Company paid a total of $79,800 to various affiliates of the Company's principal shareholder, Ronald A.
Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to
Consolidated Financial Statements, Note G".

Certain Business Relationships

          During the year ended December 31, 1995, the Company paid its director, Eugene M. Kennedy, $4,471 in legal fees and costs reimbursement in connection with legal services rendered to the Company by his law firm.

          In addition, the Company paid its President and director, Norman H. Becker accounting fees of $11,157.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

          Financial Statements:

                   Report of Independent Certified Public Accountant.

                   Consolidated Balance Sheet - December 31, 1995 and December 31, 1994.

                   Consolidated Statement of Operations - Three Years Ended December 31, 1995.

                   Consolidated Statement of Shareholders' Equity - Three Years Ended December 31, 1995.

                   Consolidated Statement of Cash Flows - Three Years Ended December 31, 1995.

                   Notes to Consolidated Financial Statements.

          2.       Schedules:

                   Schedule I       Marketable Securities - Other Investments

                   Schedule II Amounts Receivable from Related Parties, Underwriters, Promoters and Employees other than Related Parties

                   Schedule VIII    Valuation and Qualifying Accounts

                   Schedule X       Supplementary Income Statement
                                    Information

                   All other financial statements not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

                   Exhibits:

                   Articles of Incorporation and By-Laws:

                   Articles of Incorporation and By-Laws incorporated by reference to the filing of the original registration statement on Form S-18.

                   Instruments defining the rights of security holders, including indentures:

                   Not applicable.

                   Voting Trust Agreement:

                   Not applicable.

                   Material Contracts:

                   Not applicable.


                   Statement Re:  Computation of per share income (loss):

                   See Note "A"., Notes to Consolidated Financial Statements and Statement of Operations Three Years Ended December 31, 1995.

                   Statements RE:  Computation of Ratios:

                   Not applicable.

                   Annual Report to Security Holders, Form 10-Q or quarterly report to security holders:

                   Not applicable.

                   Letter re:  Change in accounting principles:

                   Not applicable.

                   Previously unfiled documents:

                   Not applicable.

                   Other Documents or Statements to Security Holders:

                   Not applicable.

                   Subsidiaries of the Registrant:

                   Corrections Services International, Inc.

                   Published report regarding matters submitted to vote of Security Holders:

                   Not applicable.

                   Consents of experts and counsel:

                   Not applicable.

                   Power of Attorney:

                   Not applicable.

                   Additional Exhibits:

                   The Registrant filed no current reports on Form 8-K during the fourth quarter of 1995.

                                 SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 27th day of March, 1996.

                                                CORRECTIONS SERVICES, INC.


                                                BY:/S/ Norman H. Becker
                                                   Norman H. Becker, President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signatures                              Title          Date

(i)       Principal Executive Officer             President      March 27, 1996


          /S/ Norman H. Becker
          Norman H. Becker

(ii)      Principal Financial and                 Secretary      March 27, 1996
          Accounting Officer


          /S/ Diane Martini
          Diane Martini

(iii)    A Majority of the Board                  Director       March 27, 1996
         of Directors


          /S/ Frank Bauer                         Director       March 27, 1996
          Frank Bauer


          /S/ Norman H. Becker                    Director       March 27, 1996
          Norman H. Becker


          /S/ Eugene M. Kennedy                   Director       March 27, 1996
          Eugene M. Kennedy


                                                  Director       March 27, 1996
          Robert B. Yeakle

                                             CONTENTS

                                                                           PAGE

AUDITOR'S REPORT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

CONSOLIDATED BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . 2

CONSOLIDATED STATEMENT OF OPERATIONS. . . . . . . . . . . . . . . . . . . . 3

CONSOLIDATED STATEMENT OF CHANGES IN
  SHAREHOLDERS' EQUITY (DEFICIENCY) . . . . . . . . . . . . . . . . . . . . 4

CONSOLIDATED STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .6-12

Board of Directors and Shareholders
Corrections Services, Inc. and Subsidiary
Fort Lauderdale, Florida


                     INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated balance sheets of Corrections Services, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations and shareholders' equity and cash flows for each of the three years ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Services, Inc. and Subsidiary as of December 31, 1995 and 1994, and the results of its consolidated operations and its consolidated cash flows for the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Corrections Services, Inc. and Subsidiary will continue as a going concern. As more fully described in Note B, the Company has incurred substantial operating losses in previous years. In addition, a substantial portion of the Company's sales were made to one customer. These conditions raise questions about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to preserve its existing

Board of Directors and Shareholders
Corrections Services, Inc. and Subsidiary
Page Two


working capital, continue to successfully sell its products and continue to achieve profitable operations. The financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Corrections Services, Inc. and Subsidiary to continue as a going concern.




Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 7, 1996

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEET
                                            DECEMBER 31, 1995 AND 1994


                                                  ASSETS


                                                       1995                      1994

CURRENT ASSETS:
Cash and cash equivalents                              $  261,385                $  264,125
      Investment in marketable equity
          securities - net of allowance for
          market decline of $209,239 in 1995
          and $178,438 in 1994                            588,830                   468,229
      Accounts receivable - trade - net of
          allowance for uncollectible accounts
          of $2,500 in 1995 and 1994                       60,290                   124,461
      Accounts receivable - other                           5,996                     9,920
      Note receivable                                      10,500                    22,000
      Inventory                                           148,196                   200,694
      Other                                                 4,511                     4,148

                   Total Current Assets                 1,079,708                 1,093,577


PROPERTY AND EQUIPMENT - net of
      accumulated depreciation of $168,181
      in 1995 and $165,699 in 1994                          5,250                     5,290

OTHER                                                       2,278                     3,101

                                                       $1,087,236                $1,101,968














See accompanying notes to consolidated financial statements.


                                                                 -2(a)-

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEET
                                          DECEMBER 31, 1995 AND 1994


                                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      1995                       1994
CURRENT LIABILITIES:
      Accounts payable and
      accrued expenses - principally
         trade                                        $    72,802               $    86,916
          Deferred revenue - current                       47,580                    11,188


                    Total Current Liabilities             120,382                    98,104


DEFERRED REVENUE - Noncurrent                               9,851                    24,144

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Common stock $.0001 par value;
          10,000,000 shares authorized;
          5,276,900 shares issued in 1995 and
          1994; and 5,126,900 outstanding in
          1995 and 1994                                       528                       528
      Additional paid-in capital                        2,095,391                 2,095,391
      Accumulated deficit                              (1,112,266)               (1,089,549)

                                                          983,653                 1,006,370
      Less treasury stock, 150,000 shares
      at cost in 1995 and 1994 respectively               (26,650)                  (26,650)

      Total shareholders' equity                          957,003                   979,720

TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                            $ 1,087,236               $ 1,101,968










                                                                 -2(b)-

                                             CORRECTIONS SERVICES, INC.
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                         THREE YEARS ENDED DECEMBER 31, 1995

                                    1995                     1994                       1993
Net sales                           $   378,638              $   792,557                $   554,615
Lease income                              1,000                    3,994                      3,525
Repair and maintenance
  fee income                            153,631                   93,543                     23,697
Warranty income                            -                        -                        30,341
                                        533,269                  890,094                    612,178


COST AND EXPENSES:
Cost of sales (excluding
  depreciation and
  amortization)                         235,166                  341,535                    508,694
Depreciation and amortization             5,067                   10,282                     42,197
Selling, general and
  administrative expenses               302,651                  356,739                    506,917
Interest expense                            -                         22                        689

  TOTAL OPERATING EXPENSES              542,884                  708,578                  1,058,497

  INCOME (LOSS)
    FROM OPERATIONS                     ( 9,615)                 181,516                 (  446,319)

OTHER INCOME (EXPENSE):
Settlement of lawsuit                       -                        -                    1,672,400
Interest income                          12,905                    4,571                      6,527
Realized and unrealized
  gain (loss) on
  marketable securities                ( 45,147)                (145,323)                  ( 67,361)
Other                                    19,140                   20,648                     35,117
                                       ( 13,102)                (120,104)                 1,646,683

INCOME (LOSS) BEFORE
  INCOME TAXES AND
  EXTRAORDINARY ITEM                   ( 22,717)                  61,412                  1,200,364

INCOME TAXES                                -                     72,438                    450,000

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                   ( 22,717)                ( 11,026)                   750,364

EXTRAORDINARY ITEM - TAX
  BENEFIT OF NET OPERATING
  LOSS CARRYFORWARD                         -                     72,438                    450,000








                                                                 -3(a)-

                                             CORRECTIONS SERVICES, INC.
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                         THREE YEARS ENDED DECEMBER 31, 1994


                                            1995                     1994                   1993


NET INCOME (LOSS)                           $  ( 22,717)             $    61,412            $ 1,200,364

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   5,126,900                5,179,709              5,181,545

INCOME (LOSS) PER SHARE
  BEFORE EXTRAORDINARY ITEM                       (.004)                   (.002)                   .14

EXTRAORDINARY ITEM                                 --                       .014                        .09

NET INCOME (LOSS)                            $    (.004)             $      .012            $      .23
































See accompanying notes to consolidated financial statements.




                                                                 -3(b)-

                         CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                            THREE YEARS ENDED DECEMBER 31, 1995

                                               Common Stock
                                             $.0001 Par Value             Additional     Retained
                                        Authorized 10,000,000 Shares      Paid-In        Earnings        Treasury
                                          Shares             Amount       Capital        (Deficit)       Stock          Total

Balance - December 31, 1992               5,276,900          $  528       $ 2,095,391    $(2,351,325)    $    -         $( 255,406)

      Receipt of Common Stock in
          settlement of Note
          Receivable (75,000 shares)       ( 75,000)             -            -                -          (   7,900)     (   7,900)

      Net Income for the period               -                  -            -            1,200,364           -         1,200,364

Balance - December 31, 1993               5,201,900             528        2,095,391      (1,150,961)     (   7,900)       937,058

      Net Income for the period               -                  -            -               61,412           -            61,412

      Purchase of Treasury Shares          ( 75,000)             -            -                -          (  18,750)     (  18,750)

Balance - December 31, 1994               5,126,900             528       2,095,391       (1,089,549)     (  26,650)       979,720

      Net Loss for the period                 -                  -           -            (   22,717)           -        (  22,717)

Balance - December 31, 1995               5,126,900           $ 528     $ 2,095,391      $(1,112,266)    $( 26,650)     $  957,003
          Shown on the accompanying
          Balance Sheet as follows:
                             Issued:            5,276,900
                             Treasury shares     (150,000)
                                                5,126,900


See accompanying notes to consolidated financial statements.

                                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                        THREE YEARS ENDED DECEMBER 31, 1995


                                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                1995                     1994                    1993
CASH FLOWS FROM OPERATING
      ACTIVITIES:
Net income (loss)                               $(  22,717)              $  61,412               $ 1,200,364
Adjustments to reconcile
      net income (loss) to net cash
      (used in) provided by
      operating activities:
      Depreciation and amortization                  5,067                  10,282                    42,197
      (Gain) on disposition assets                   ( 925)                    -                         -
      (Gain) loss on sale of marketable
        securities                                  15,271                   7,208                    46,142
      Allowance for market decline
      of securities                                 30,801                 138,115                    21,218
      Settlement of lawsuit                            -                       -                  (1,422,400)
      Change in operating assets
         and liabilities:
         (Increase) decrease in
             trade accounts receivable              64,171                ( 84,565)                    3,382
         Decrease (increase) in inventory           52,498                ( 25,279)                  154,351
         (Increase )Decrease in accounts
             receivable - other                      3,924                (  3,036)                   39,874
         Decrease in other assets                      242                   2,437                    54,380
         (Decrease) increase in accounts
             payable and accrued expenses         ( 14,114)               (  1,625)                 (124,382)
         Increase (decrease) in
             deferred revenue                       22,099                   6,179                    10,426
         Decrease in restricted cash                   -                       -                      72,499
         Purchase of marketable securities        (603,515)               (230,246)                 (436,465)
         Proceeds from sale of
             marketable securities                 436,842                 235,993                   400,110

         Total adjustments                          12,361                  55,463                (1,138,668)

         Net cash provided (used in)
         operating activities                     ( 10,356)                116,875                    61,696






Continued on next page

                                                                          -5(a)-

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                        THREE YEARS ENDED DECEMBER 31, 1995


                                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Continued)


                                                     1995               1994             1993
CASH FLOWS FROM INVESTING
      ACTIVITIES:
      Advances paid on notes
         receivable - affiliate                      $( 50,000)        $    -           $    -
      Advances paid on notes
         receivable - other                                -             ( 10,000)        ( 15,000)
      Principal collection of
      Notes receivable - affiliate                      50,000              -                 -
      Principal collection of
         notes receivable - other                       11,500              3,000             -
      Sale of property & equipment                         925              -                 -
      Acquisition of treasury stock in
         payment of note receivable                        -                -              ( 7,900)
      Purchase of property and equipment               ( 4,809)             ( 996)            -

      Net cash (used) in
         investing activities                            7,616             (7,996)         (22,900)


CASH FLOWS FROM FINANCING
      ACTIVITIES:
      Proceeds from borrowing from
         affiliates                                        -                 -              12,500
      Principal payments on borrowing
         from affiliates                                   -                 -             (10,347)
      Purchase of treasury stock                           -              (18,750)            -

      Net cash provided by (used in)
         financing activities                              -              (18,750)           2,153

NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                         (2,740)            90,129           40,949

CASH AND CASH EQUIVALENTS -
      Beginning of year                                264,125            173,996          133,047

CASH AND CASH EQUIVALENTS -
      End of year                                   $  261,385         $  264,125       $  173,996


See accompanying notes to consolidated financial statements.


                                                                       -5(b)-

                                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        DECEMBER 31, 1995 AND 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Organization and Capitalization

             Corrections Services, Inc. (the "Company") was incorporated under the laws of the State of Florida on September 14, 1984. The Company's articles of incorporation originally provided for the issuance of 100 shares of common stock, with a par value of $5 per share. On November 13, 1985, the authorized number of shares was increased to 10,000,000 shares, with a par value of $.0001 per share. In that connection, the 100 shares of common stock outstanding prior to that date were exchanged for 2,115,000 shares.

             General

             The Company commenced its operational activities for accounting purposes on February 5, 1985. Through December 31, 1986, the Company was principally engaged in organization, initial marketing, program design and implementation, as well as system hardware and software design activities and raising capital. Revenues earned through December 31, 1986, were primarily the result of test marketing sales to a limited number of customers. During 1987, the Company successfully installed its equipment in a number of sites throughout the country.

             Business Activity

             As a result of agreements reached with its former manufacturing supplier, the Company sells in-house arrest systems and now provides maintenance, repair and replacement of in-house arrest systems previously sold to customers.
             The in-house arrest system consists of a computer controlled electronic signalling system to permit continuous monitoring of the user's presence or absence from his residence during the period of the individual's home restriction and confinement sentence.

             Principles of Consolidation

             The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated.

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              DECEMBER 31, 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

             Inventory - Inventory which is comprised principally of computers, monitors, TX's and parts, is valued at the lower of cost or market using the first-in, first-out method.

             Investment in Marketable Equity Securities - The Company's investment in marketable equity securities consists of trading securities as defined in FASB Statement No. 115. Trading securities are carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the statement of operations.

             Property and Equipment - Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense currently.

             Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                 Computer and monitor equipment                   3 years
                 Molds, dies and tooling costs                    5 years
                 Office furniture and equipment                   5 years
                 Software                                         3 years
                 Leasehold improvements                           3 years

             Product Warranty - The Company warranties its products for a specified time after a sale. The Company's supplier warranties its product for a similar time period. Due to the nature of these warranties, all expenses relating to repair of units sold is expensed as incurred and, accordingly, no provision for warranty liability has been made.

             Deferred Revenue - Deferred revenue represents the unearned portion of customers' payments relating to equipment maintenance and leasing contracts.

                                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          DECEMBER 31, 1995 AND 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Net Income (Loss) Per Common Share - Net income (loss) per common share was computed by dividing the net income (loss) for each period by the weighted average number of common shares outstanding during each period.

             Research and Development - The Company has expensed all costs incurred in establishing technological feasibility of computer software intended for sale to customers. Certain research and development costs incurred for computer software are capitalized, such as costs incurred for producing product masters, including costs for coding and testing. Such capitalized software costs are amortized over a three year period.

             Revenue Recognition - The Company recognizes revenue at the time merchandise is shipped to the customers. Installation and training costs associated with the sale are generally recorded in the same period.

NOTE B - BASIS OF PRESENTATION

             The Company's continued existence is dependent upon its ability to preserve working capital, obtain an alternative source of revenues sufficient to absorb operating expenses, and achieve profitable operations. The Company intends to reduce its operating expenses and hopes to realize increased revenues from its repair and maintenance operations.

NOTE C - PROPERTY AND EQUIPMENT

             Property and equipment consist of the following:


                                         1995                1994

     Leasehold improvements              $   3,170           $    1,679
     Office furniture and equipment         56,427               56,143
     Computer and monitoring
       equipment                           113,834              113,167

                                           173,431              170,989

     Less accumulated depreciation
       and amortization                    168,181              165,699

                                          $  5,250           $    5,290

                                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          DECEMBER 31, 1995 AND 1994


NOTE D - INCOME TAXES

             The components of the provisions for income taxes are as follows for the three years ended December 31, 1995:

                             1995           1994           1993

             Federal         $  -           $61,110        $   -
             State              -            11,328            -
                                -            72,438            -

             Significant components of deferred tax benefits are as follows:

             Current Tax Benefit Assets

             Allowance for market decline
               of equity securities                              $  71,141
             Allowance for doubtful accounts                           850
                             Total Current Tax Benefit              71,991

             Non-Current Tax Benefit Assets

             Tax loss carry forward at
               December 31, 1995                                   268,540
             Capital loss carry forward
               at December 31, 1995                                 31,666
                             Total Non-current Benefit             300,206

             Total Current and
               Noncurrent Tax Benefit                              372,197
             Valuation Allowance                                  (372,197)

             Net Deferred Tax Assets                             $     -

             At December 31, 1995, management is unable to predict profitable operations for the Company in the future.

             At December 31, 1995, the Company had available net operating loss carryforwards for financial and tax reporting purposes of approximately $789,823 and capital loss carry-forward amounting to approximately $93,000 expiring at various times through 2006.

             The Company adopted Statement of Financial Accounting Standards No. 109 in 1993. There was no effect on the 1993 financial statements as a result of adopting this statement. The Company has fully reserved for the benefit of the net operating loss carry-forwards.

                                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 1995 AND 1994



NOTE E - MAJOR CUSTOMERS

             Sales to customers individually representing more than 10% of combined revenues amount to $244,622 in 1995, $432,796 in 1994, and $382,672 in 1993. In 1995, two customers accounted for 35% and 12% respectively. In 1994, two customers accounted for 49% and 10% respectively. In 1993, two customers accounted for 52% and 11% respectively.

NOTE F - CONSULTING AGREEMENT

             On February 23, 1989, the Company entered into a 5-year agreement with Vanderbilt Square Corp. The agreement provided that Vanderbilt Square Corp. assist the Company in its sales and marketing operation, provide access to potential lenders, provide assistance in administrative, bookkeeping, and accounting matters, provide in its sole discretion, up to $200,000 in lease financing, and guarantee in its sole discretion, payment for product equipment purchased by the Company. In consideration of the aforementioned services, the Company paid $233,333 represented by the issuance of 1,000,000 shares of the Company's restricted common stock during 1990 and 1989. The agreement expired by its terms on February 23, 1994.

             Consulting fees expense relating to this agreement amounted to a final payment of $3,940 in 1994, and to $46,656 in 1993. The Company paid Vanderbilt Square Corp. a total of $18,000 during 1995 for services on an as-needed basis.


NOTE G - RELATED PARTY TRANSACTIONS


             Professional and Consulting Fees - the Company paid officers, directors, shareholders and affiliates professional and consulting fees amounting to $82,228 in 1995, $123,136 in 1994 and $155,161 in 1993.

             Product Repair - Amounts paid for repair of monitoring units, to a company owned by the Company's then secretary-treasurer amounted to -0- in 1994 and 1993.

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 1995 AND 1994

NOTE G - RELATED PARTY TRANSACTIONS (Contd..)

             Office Expense - Office expenses were paid to shareholders and/or entities affiliated through common officers, directors and shareholders amounting to $10,200 in 1995, $20,474 in 1994 and $21,824 in 1993.

             Rent Expense - Rentals paid to entities having officers, directors and shareholders in common with the Company amounted to $21,000 in 1995, 1994 and 1993.


NOTE H - LITIGATION

             The Company was named as a party defendant in an Illinois action arising for the death of an individual at the hands of a house arrest detainee. The complaint alleged that the decedent's demise was a consequence of unspecified "malfunction" of equipment previously marketed by the Company. The lawsuit sought money damages in an unspecified amount. The complaint was twice dismissed at the Company's motion. The dismissal has been appealed. The Company's litigation counsel is unable to estimate the outcome of this suit. Management intends to continue to contest the suit vigorously.


NOTE I - RENTAL COMMITMENTS

             Rent expense incurred for the occupancy of general office and storage facilities amounted to $31,162 in 1995, $30,125 in 1994 and $27,363 in 1993. At December 31, 1995, there were no fixed annual rental commitments.


NOTE J - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

             At December 31, 1995, the Company's investment in marketable equity securities consisted entirely of trading securities as follows:


                                                        Market
                                      Cost              Value

   Investments in corporate
      equity securities of
       related parties                $ 56,884          $ 71,974
   Investment in corporate
      equity securities -
      other                            741,186           516,856
                                      $798,070           $588,830

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 1995 AND 1994


NOTE J - INVESTMENTS IN MARKETABLE EQUITY SECURITIES (Contd..)

             The Company adopted FASB No. 115 on January 1, 1994. Prior to that date the Company's investment in marketable equity securities were carried at the lower of cost or market. At December 31, 1993, the Company's portfolio of equity securities was carried at market value, which was less than cost.

             Unrealized losses on changes in market values of marketable equity securities amounted to $30,801 in 1995, $138,115 in 1994 and $21,218 in 1993.

                            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                                     ON FINANCIAL STATEMENTS SCHEDULES



Board of Directors and Shareholders
Corrections Services, Inc. and Subsidiary
Ft. Lauderdale, Florida


I have examined the financial statements of Corrections Services, Inc. and Subsidiary as of December 31, 995 and 1994, and for each of the three years ended December 31, 1995 and have issued my report thereon dated February 7, 1995. In connection with my examination, I also examined the financial statement schedules listed in Item 14(a)(2). In my opinion, these schedules, when considered in relation to the basic financial statements, present fairly in all material respects the information set forth therein.




Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 7, 1996

                                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                  MARKETABLE SECURITIES - OTHER INVESTMENTS
                                                DECEMBER 31, 1995
                                                    SCHEDULE I

                                                                                                  Amount at Which Each
                                                                                                  Portfolio of Equity
                               Number of Shares                                  Market Value     Security Issues and
                             or Units - Principal                                of Each Issue    Each Other Security
Name of Issuer and               Amount of Bonds             Cost of             at Balance       Issue Carried In The
Title of Each Issue                 And Notes                Each Issue          Sheet Date       Balance Sheet

American Waste Products                 2,000                $  7,702            $  4,000             $  4,000
Cashtek, Inc.                          52,000                  48,218               1,560                1,560
Chemical Bank                           4,000                 100,000             102,000              102,000
CoMed Financial                         1,000                  25,000              25,750               25,750
Enzo Biochem                            2,000                   4,134                 250                  250
Jersey Central                          2,000                  50,000              52,250               52,250
Little Switzerland                      4,000                  17,557              15,000               15,000
Ohio Edison                             1,000                  25,000              26,125               26,125
Time Warner                             1,000                  25,000              25,500               25,500
Niagra Mohawk Power                     1,000                  23,997              23,625               23,625
Magnum Petroleum                       30,000                  99,212              86,250               86,250
Nevada Power                            1,000                  23,512              22,250               22,250
North American Gov't.                     616                   6,075               5,196                5,196
Oxford Capital Corp.                   10,000                   8,880              20,000               20,000
Parallel Technologies                 245,000                 210,778              49,000               49,000
RJR Nabisco                             3,000                  75,000              78,000               78,000
The Rothchild Companies, Inc.           2,000                     -                   100                  100
Vanderbilt Square Corp.*              552,914                  48,005              51,974               51,974
                                                             $798,070            $588,830             $588,830

Note:  Balance Sheet valuation based upon
       aggregated lower of cost or market

*      Companies affiliated through common
       management and principal shareholders

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                    MARKETABLE SECURITIES - OTHER INVESTMENTS
                                                  DECEMBER 31, 1994
                                                      SCHEDULE I

                                                                                                   Amount at Which Each
                                                                                                   Portfolio of Equity
                               Number of Shares                               Market Value         Security Issues and
                               or Units - Principal                           of Each Issue        Each Other Security
Name of Issuer and              Amount of Bonds             Cost of            at Balance           Issue Carried In The
Title of Each Issue             And Notes                   Each Issue         Sheet Date          Balance Sheet
Cashtek, Inc.                         22,000                $ 37,638           $  6,160                   $  6,160
Chemical Bank                          4,000                 100,000             90,000                     90,000
Enzo Biochem                           2,000                  22,702             22,500                     22,500
Magnum Petroleum                       5,000                  21,502             21,250                     21,250
Morgan Stanley Financial               1,000                  25,000             20,750                     20,750
Nevada Power                           1,000                  23,512             20,375                     20,375
North American Gov't.                    569                   5,696              4,479                      4,479
Oxford Capital Corp.*                132,000                  60,358            115,500                    115,500
Parallel Technologies                118,000                 232,229             73,750                     73,750
RJR Nabisco                            3,000                  75,000             61,125                     61,125
Rothchild Companies, Inc.*             2,000                    -                    40                         40
Texas Utility                          1,000                  25,000             20,000                     20,000
Vanderbilt Square Corp.*             205,000                  18,030             12,300                     12,300
                                                            $646,667            $468,229                  $468,229


Note:  Balance Sheet valuation based upon
       aggregated lower of cost or market

*Companies affiliated through common
 management and principal shareholders

                                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                 DECEMBER 31, 1995


                                    Balance at                          Charged to                     Balance
                                    Beginning        Charged to        Other Accounts   Deductions     at End of
Description                         Period        Costs & Expenses     -Describe-       -Describe-     Period

Allowance for market
  decline of investment in
  marketable securities             $ 178,438     $ 30,801             $     -          $     -        $209,239



Allowance for doubtful
  accounts                          $   2,500     $    -               $     -          $              $  2,500


                                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                           DECEMBER 31, 1994


                                            Balance at                          Charged to                     Balance
                                            Beginning        Charged to        Other Accounts    Deductions    at End of
Description                                 Period         Costs & Expenses     -Describe-       -Describe-    Period

Allowance for market
  decline of investment in
  marketable securities                     $ 40,323       $138,115            $     -           $     -       $178,438

Allowance for doubtful
  accounts                                  $  2,500       $    -              $     -           $             $  2,500


                                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                DECEMBER 31, 1993

                                         Balance at                               Charged to                    Balance at
                                         Beginning            Charged to        Other Accounts    Deductions    End of
Description                              Period           Costs and Expenses     -Describe-       -Describe-    Period

Allowance for market
  decline of investment
  in marketable equity
  securities                             $  19,105          $ 21,218              $     -          $     -      $ 40,323



Allowance for doubtful
  accounts                               $  55,490          $    -                $     -          $ 52,990(a)  $  2,500






Notes

(a)       Written off to gain extinguishment of debt.

                       CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                      SCHEDULE X
                     SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 DECEMBER 31, 1995


                                                         Charged to Costs
           Item                                            and Expenses

1.        Maintenance and repairs                           $ 12,387

2.        Depreciation and amortization                        (1)

3.        Taxes, other than payroll
            and income taxes                                   6,639

4.        Royalties                                              -

5.        Advertising                                            -














(1)       Less than 1% of revenues.

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                                   SCHEDULE X
                                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                DECEMBER 31, 1994


                                                     Charged to Costs
           Item                                        and Expenses

1.        Maintenance and repairs                            (1)

2.        Depreciation and amortization                   $  10,282

3.        Taxes, other than payroll
          and income taxes                                    (1)

4.        Royalties                                            -

5.        Advertising                                          -















(1)       Less than 1% of revenues.

                         CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                           SCHEDULE X
                        SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                        DECEMBER 31, 1993

                                                            Charged to Costs
           Item                                               and Expenses

1.        Maintenance and repairs                                  (1)

2.        Depreciation and amortization                         $  41,979

3.        Taxes, other than payroll
          and income taxes                                         12,224

4.        Royalties                                                  -

5.        Advertising                                                -














(1)       Less than 1% of revenues.