Form 10-Q
period 1996-03-31
CORRECTIONS SERVICES INC
filed 1996-05-13
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

            [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended March 31, 1996

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

                                  (954) 772-2297
                          (Registrant's Telephone Number)

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

5,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT APRIL 25, 1996, INCLUDING 150,000 SHARES HELD BY THE ISSUER IN
TREASURY.  5,126,900 SHARES WERE OUTSTANDING AT APRIL 25, 1996.

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.  FINANCIAL INFORMATION


Item 1.          Financial Statements

         Consolidated Balance Sheets - March 31, 1996 (Unaudited) and December 31, 1995 (Audited).

         Consolidated Statement of Operations - Three months ended March 31, 1996 and 1995 (Unaudited).

         Consolidated Statement of Shareholders' Equity - December 31, 1992 through March 31, 1996.

         Consolidated Statement of Cash Flows - Three months ended March 31, 1996 and 1995 (Unaudited).

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.         OTHER INFORMATION

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K

                 SIGNATURES
                                   -2-

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                March 31,              December 31,
                                                  1996                     1995
                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                    $  390,145               $  261,385
  Investment in marketable
    trading securities - at
    market                                        580,553                  588,830
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1996 and 1995            77,782                   60,290
  Accounts receivable - other                      17,659                    5,996
  Note receivable - affiliate - current            10,500                   10,500
  Inventory                                       148,793                  148,196
  Other                                             9,229                    4,511

             TOTAL CURRENT ASSETS               1,234,661                1,079,708


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $169,095
  in 1996 and $168,181 in 1995                      4,972                    5,250
Other                                               2,333                    2,378

TOTAL ASSETS                                   $1,241,966               $1,087,236

















See accompanying notes to consolidated financial statements.


                                   -4(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                               (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 March 31,              December 31,
                                                   1996                    1995
                                                (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade               $    66,324              $    72,802
  Deferred revenue - current                         55,316                   47,580

         TOTAL CURRENT LIABILITIES                  121,640                  120,382

DEFERRED REVENUE - Non-current                       74,280                    9,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    5,276,900 shares issued in
    1996 and 1995; 5,126,900 shares
    outstanding in 1996 and 1995                        528                       528
  Additional paid-in capital                      2,095,391                2,095,391
  Accumulated deficit                           ( 1,023,223)             ( 1,112,266)
                                                  1,072,696                  983,653

  Less treasury stock, 150,000
    shares at cost in 1996 and 1995             (    26,650)             (   26,650)


         TOTAL SHAREHOLDERS' EQUITY               1,046,046                 957,003

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $ 1,241,966              $ 1,087,236












See accompanying notes to consolidated financial statements.

                                   -4(b)-

                       CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three Months Ended
                                                      March 31,           March 31,
                                                        1996                1995    *
                                                    (Unaudited)         (Unaudited)

REVENUES:
  Net sales                                         $   84,790          $  189,128
  Lease income                                            --                 1,000
  Repair and maintenance
   fee income                                           46,043              23,227

                                                       130,833             213,355
COST AND EXPENSES:
  Cost of sales (excluding
    depreciation and
    amortization                                        54,185              70,467
  Depreciation & amortization                              914                 832
  Selling, general and
    administrative expense                              71,538              88,479

         TOTAL OPERATING EXPENSES                      126,637             159,778

INCOME (LOSS) FROM OPERATIONS                            4,196              53,577

OTHER INCOME (EXPENSE)
  Interest and
   dividend income                                       9,143               8,197
  Realized and unrealized
    gain (loss) on
    marketable securities                               75,704              54,555

INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY
  ITEM                                                  89,043             116,329

PROVISION FOR INCOME TAXES                              13,000                --

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                    76,043             116,329

EXTRAORDINARY ITEM -
  TAX BENEFIT OF NET
  OPERATING LOSS
  CARRYFORWARD                                          13,000                --

NET INCOME (LOSS)                                   $   89,043          $  116,329

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                        5,126,900           5,126,900

NET INCOME (LOSS)
  PER COMMON SHARE                                   $   .02            $    .02


*        Reclassification for comparative purposes

         See accompanying notes to consolidated financial statements

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                 FROM DECEMBER 31, 1992 THROUGH MARCH 31, 1996

                            Common Stock
                         $.0001 Par Value
                             Authorized          Addt'l        Retained
                         10,000,000 Shares       Paid-In       Earnings        Treasury
                          Shares      Amount      Capital       (Deficit)         Stock       Total

Balance - 12/31/92      5,276,900     $  528    $ 2,095,391    $(2,351,325)     $   --      $(  255,406)

Receipt of Common
  Stock in settlement
  of Note Receivable
  (75,000 Shares)      (   75,000)      --            --            --          (  7,900)    (    7,900)

Net Income for period       --          --            --         1,200,364          --        1,200,364

Balance - 12/31/93      5,201,900        528      2,095,391     (1,150,961)      ( 7,900)       937,058

Net Income for period       --          --            --            61,412           --          61,412

Purchase of Treasury
  Shares               (   75,000)      --            --            --           (18,750)       (18,750)

Balance - 12/31/94      5,126,900        528      2,095,391     (1,089,549)      (26,650)       979,720

Net Loss for period         --          --            --           (22,717)         --          (22,717)

Balance - 12/31/95      5,126,900        528      2,095,391     (1,112,266)      (26,650)       957,003

Net Income for period       --          --            --            89,043        --             89,043

Balance - 03/31/96      5,126,900     $  528     $2,095,391    $(1,023,223)    $ (26,650)   $ 1,046,046


Shown on the accompanying Balance Sheet as follows:       Issued:                           5,276,900
                                                          Treasury Shares:                 (  150,000)
                                                                                            5,126,900

See accompanying notes to consolidated financial statements.

                     CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                   Three Months Ended
                                                                             March 31,                March 31,
                                                                                1996                    1995
                                                                           (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                                               $     89,043             $   116,329
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
  Depreciation and amortization                                                     914                     832
  (Gain) Loss on sale of marketable
    securities                                                             (     26,435)                 98,459
  Allowance for market decline
    of securities                                                          (     49,269)            (   153,014)
  Purchase of marketable trading
    securities                                                             (    150,465)            (    89,960)
  Proceeds from sale of marketable
    trading securities                                                          223,036                  71,134
  Changes in operating assets
    and liabilities:
  (Increase) decrease in trade
    accounts receivable                                                    (     17,492)                 34,195
  (Increase) decrease in inventory                                         (        597)                 14,892
  (Increase) decrease in accounts
    receivable - Other                                                     (        253)                  2,223
  (Increase) decrease in other assets                                      (      4,773)                    667
  Increase (decrease) in accounts
    payable and accrued expenses                                           (      6,478)            (    16,368)
  Increase in deferred revenue                                                   72,165                  12,572

  Total adjustments                                                              40,353             (    24,368)

  Net cash provided by (used in)
    operating activities                                                        129,396                  91,961

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances paid on notes receivable
    - affiliate                                                                 --                   (   50,000)
  Purchase of property and
    equipment                                                              (       636)              (      690)
  Net cash (used in) provided by
    investing activities                                                   (       636)              (   50,690)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                               128,760                   41,271

CASH AND CASH EQUIVALENTS -
  Beginning of period                                                          261,385                  264,125

CASH AND CASH EQUIVALENTS -
  End of period                                                            $   390,145              $   305,396

See Accompanying Notes to Consolidated Financial Statements.

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              MARCH 31, 1996
                               (Unaudited)


NOTE 1 - FAIR PRESENTATION

          The balance sheet as of March 31, 1996, the statement of operations for the three months and ended March 31, 1996 and 1995, the statement of shareholders' equity as of March 31, 1996 and the statement of cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at March 31, 1996 and for all periods presented have been made.

          The condensed financial statements as of December 31, 1995, 1994 and 1993 have been derived from audited financial statements.

           The operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1995, and for the year then ended.

NOTE 2 - BASIS OF PRESENTATION

           The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS (LOSS) PER SHARE

           For the three month periods ended March 31, 1996 and 1995, per share information was computed using the weighted average number of common shares outstanding during the periods.

NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

           Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              MARCH 31, 1996
                               (Unaudited)

           marketable trading securities amounts to $580,553 at March 31, 1996, and $588,830 at December 31, 1995. The cost of these investments is $740,523 and $798,070 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".

NOTE 5 - LEGAL PROCEEDINGS

           The Company was named as a party defendant in an Illinois action arising for the death of an individual at the hands of a house arrest detainee. The complaint alleged that the decedent's demise was a consequence of unspecified "malfunction" of equipment previously marketed by the Company. The lawsuit sought money damages in an unspecified amount. The complaint was twice dismissed at the Company's motion. The dismissal has been appealed. The Company's litigation counsel is unable to estimate the outcome of this matter. Management intends to continue to contest the suit vigorously if required to do so. There have been no developments in this litigation in this reporting period.

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

         (a) Financial Condition. At March 31, 1996, the Company had current assets of $1,234,661 as compared to $1,079,708 at December
31, 1995, total assets of $1,241,966 as compared to $1,087,236 at
December 31, 1995, current liabilities of $121,640 as compared to $120,382 at December 31, 1995 and a current net worth of $1,046,046 as compared to $957,003 at December 31, 1995. The change in net worth was attributable to the net profit incurred for the period ended March 31, 1996.

         (a)(1) Liquidity. In the three (3) months ended March 31, 1996, the Company had an increase in cash and cash equivalents of $128,760 due principally to the proceeds from the sale of marketable trading securities and net income.

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

         (a)(3) Results of Operations. The Company's revenues for the three (3) months ending March 31, 1996 were $130,833 as compared to $213,355 for the three (3) month period ended March 31, 1995. The reduction in revenues was due to a decline in sales of new units.

         Costs and expenses for the three (3) months ended March 31, 1996, amounted to $126,637, as compared to $159,778 for the period ended March 31, 1995. Costs and expenses decreased in comparison

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

to the comparable three (3) month period in 1995, primarily due to decreased cost of sales and decreased selling, general and administrative expenses.


         The Company realized a net profit of $ 89,043 for the three
(3) month period ended March 31, 1996 as compared to a net profit of $116,329 for the three (3) month period ended March 31, 1995.
The decrease was primarily due to a reduction in the sale of new units.

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


                                        CORRECTIONS SERVICES, INC.



Date:   May      , 1996
                                        Norman H. Becker, President


Date:   May      , 1996
                                        Diane Martini, Secretary/Treasurer


Date:   May      , 1996
                                        Frank R. Bauer, Vice President