Form 10-Q
period 1996-06-30
CORRECTIONS SERVICES INC
filed 1996-08-12
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-Q

           [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended June 30, 1996

                                    or

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                                 33-02035-A
                          (Commission File Number)

                          CORRECTIONS SERVICES, INC.
            (Exact name of Registrant as specified in its charter)

      Florida                                                59-2508470
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification
                                                           Number)
                        3040 East Commercial Boulevard
                        Fort Lauderdale, Florida  33308
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

5,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT AUGUST 5, 1996, INCLUDING 150,000 SHARES HELD BY THE ISSUER IN TREASURY. 5,126,900 SHARES WERE OUTSTANDING AT AUGUST 5, 1996.

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - June 30, 1996 (Unaudited) and December 31, 1995 (Audited).

Consolidated Statement of Operations - Three months and six months ended June 30, 1996 and 1995 (Unaudited).

Consolidated Statement of Shareholders' Equity - December 31, 1992 through June 30, 1996.

Consolidated Statement of Cash Flows - Six months ended June 30, 1996 and 1995 (Unaudited).

Notes to Consolidated Financial Statements.

Item 2.Management's Discussion and Analysis of Financial     Condition and
Results of Operations.


PART II.     OTHER INFORMATION

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     SIGNATURES

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                            June 30,     December 31,
                                              1996           1995
                                           (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                $  359,688     $  261,385
  Investment in marketable
    trading securities - at
    market                                    658,745        588,830
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1996 and 1995         46,769        60,290
  Accounts receivable - other                   23,012         5,996
  Note receivable                               10,500        10,500
  Inventory                                    159,427       148,196
  Other                                          8,715         4,511

         TOTAL CURRENT ASSETS                1,266,856     1,079,708


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $168,223
  in 1996 and $168,181 in 1995                   4,205         5,250
Other                                            2,283         2,278

TOTAL ASSETS                                $1,273,344    $1,087,236

















See accompanying notes to consolidated financial statements.


                                  -4(a)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                               (Continued)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                            June 30,        December 31,
                                              1996            1995
                                           (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade          $    58,668      $    72,802
  Deferred revenue - current                    70,971           47,580

     TOTAL CURRENT LIABILITIES                 129,639          120,382

DEFERRED REVENUE - Non-current                   2,931            9,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    5,276,900 shares issued in
    1996 and 1995; 5,126,900 shares
    outstanding in 1996 and 1995                   528              528
  Additional paid-in capital                 2,095,391        2,095,391
  Accumulated deficit                      (   928,495)     ( 1,112,266)
                                             1,167,424          983,653

  Less treasury stock, 150,000
    shares at cost in 1996 and 1995        (    26,650)      (   26,650)


     TOTAL SHAREHOLDERS' EQUITY              1,140,774          957,003

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $ 1,273,344      $ 1,087,236












See accompanying notes to consolidated financial statements.

                                  -4(b)-

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                          Three Months Ended                    Six Months Ended
                                  June 30,            June 30,              June 30,      June 30,
                                    1996                1995    *           1996           1995   *
                                 (Unaudited)         (Unaudited)        (Unaudited)    (Unaudited)
REVENUES:
  Net sales                      $   60,110          $   69,058         $  144,900     $  258,186
  Lease income                       34,134                --               34,134          1,000
  Repair and maintenance
   fee income                        48,897              35,144             94,940         58,371

                                    143,141             104,202            273,974        317,557
COST AND EXPENSES:
  Cost of sales (excluding
    depreciation and
    amortization)                    52,664              34,827            106,849        105,294
  Depreciation & amortization           611               1,181              1,525          2,013
  Selling, general and
    administrative expense           78,292              73,748            149,830        162,227

     TOTAL OPERATING EXPENSES       131,567             109,756            258,204        269,534

INCOME (LOSS) FROM OPERATIONS        11,574             ( 5,554)            15,770         48,023

OTHER INCOME (EXPENSE)
  Interest and
   dividend income                   10,182              10,266             19,325         18,463
  Realized and unrealized
    gain (loss) on
    marketable securities            72,922             (26,615)           148,626         30,940
  Other                                  50                --                   50           --

NET INCOME (LOSS)                $   94,728          $  (18,903)        $  183,771     $   97,426






                                              -5(a)-

                           CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENT OF OPERATIONS

Contd..

                                          Three Months Ended                    Six Months Ended
                                      June 30,            June 30,            June 30,      June 30,
                                       1996                1995    *           1996           1995   *
                                    (Unaudited)         (Unaudited)         (Unaudited)    (Unaudited)
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                        5,126,900           5,126,900          5,126,900      5,126,900

NET INCOME (LOSS)
  PER COMMON SHARE                    $    .02           $    --            $     .04      $     .02



*    Reclassified for comparative purposes

     See accompanying notes to consolidated financial statements























                                -5(b)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
               FROM DECEMBER 31, 1992 THROUGH JUNE 30, 1996

                            Common Stock
                         $.0001 Par Value
                             Authorized          Addt'l        Retained
                         10,000,000 Shares       Paid-In       Earnings         Treasury
                         Shares      Amount      Capital       (Deficit)         Stock       Total

Balance - 12/31/92      5,276,900     $  528    $ 2,095,391    $(2,351,325)     $   --      $(  255,406)

Receipt of Common
  Stock in settlement
  of Note Receivable
  (75,000 Shares)      (   75,000)      --            --            --          (  7,900)    (    7,900)

Net Income for period       --          --            --         1,200,364          --        1,200,364

Balance - 12/31/93      5,201,900        528      2,095,391     (1,150,961)      ( 7,900)       937,058

Net Income for period       --          --            --            61,412           --          61,412

Purchase of Treasury
  Shares               (   75,000)      --            --            --           (18,750)       (18,750)

Balance - 12/31/94      5,126,900        528      2,095,391     (1,089,549)      (26,650)       979,720

Net Loss for period         --          --            --           (22,717)         --          (22,717)

Balance - 12/31/95      5,126,900        528      2,095,391     (1,112,266)      (26,650)       957,003

Net Income for period       --          --            --           183,771        --            183,771

Balance - 06/30/96      5,126,900     $  528     $2,095,391     $( 928,495)     $ (26,650)   $ 1,140,774


Shown on the accompanying Balance Sheet
 as follows:
              Issued:             5,276,900
              Treasury Shares:   (  150,000)
                                  5,126,900

See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        Six Months Ended
                                                   June 30,         June 30,
                                                     1996             1995
                                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                   $    183,771      $    97,426
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
  Depreciation and amortization                       1,525            2,013
  (Gain) Loss on sale of marketable
    securities                                 (    126,757)          16,021
  Allowance for market decline
    of securities                              (     21,869)     (    46,961)
  Purchase of marketable trading
    securities                                 (    414,719)     (   286,237)
  Proceeds from sale of marketable
    trading securities                              480,357          318,549
  Changes in operating assets
    and liabilities:
  (Increase) decrease in trade
    accounts receivable                              13,521          29,639
  (Increase) decrease in inventory             (     10,843)          2,920
  (Increase) decrease in accounts
    receivable - Other                         (      3,943)    (     2,447)
  (Increase) decrease in other assets          (      4,209)    (     1,100)
  Increase (decrease) in accounts
    payable and accrued expenses               (     14,134)    (     7,808)
  Increase in deferred revenue                       16,471          10,283

  Total adjustments                            (     84,600)         34,872

  Net cash provided by (used in)
    operating activities                             99,171         132,298

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances paid on notes receivable
    - affiliate                                     --           (   50,000)
  Principal collections on notes
    receivable - affiliate                          --                3,726
  Principal collections on notes
    receivable - other--11,500
  Purchase of property and
    equipment                                  (       868)     (    3,271)
  Net cash (used in) provided by
    investing activities                       (       868)     (   38,045)



                                     -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Contd..

                                                        Six Months Ended
                                                   June 30,         June 30,
                                                     1996             1995
                                                 (Unaudited)     (Unaudited)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   98,303         94,253

CASH AND CASH EQUIVALENTS -
  Beginning of period                               261,385        264,125

CASH AND CASH EQUIVALENTS -
  End of period                                 $   359,688    $   358,378


See Accompanying Notes to Consolidated Financial Statements.

































                                 -7(b)-

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              JUNE 30, 1996
                               (Unaudited)

NOTE 1 - FAIR PRESENTATION

The balance sheet as of June 30, 1996, the statement of operations for the three months and six months ended June 30, 1996 and 1995, the statement of shareholders' equity as of June 30, 1996 and the statement of cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at June 30, 1996 and for all periods presented have been made.

The condensed financial statements as of December 31, 1995, 1994 and 1993 have been derived from audited financial statements.

The operations for the six months ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

For the six month periods ended June 30, 1996 and 1995, per share information was computed using the weighted average number of common shares outstanding during the periods.

NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              JUNE 30, 1996
                               (Unaudited)


marketable trading securities amounts to $658,745 at June 30, 1996, and $588,830 at December 31, 1995. The cost of these investments is $846,115 and $798,070 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".


NOTE 5 - INCOME TAXES

The Company does not provide for any income taxes since it has net operating losses to offset any current provision for income taxes.


NOTE 5 - LEGAL PROCEEDINGS

The Company was named as a party defendant in an Illinois action arising for the death of an individual at the hands of a house arrest detainee. The complaint alleged that the decedent's demise was a consequence of unspecified "malfunction" of equipment previously marketed by the Company. The lawsuit sought money damages in an unspecified amount. The complaint was twice dismissed at the Company's motion. The dismissal was appealed by the Plaintiff and on June 25, 1996, the Second District Appellate Court of Illinois affirmed dismissal of the lawsuit by the lower court. Following loss of the appeal they have recently petitioned the Supreme Court of Illinois for permission to appeal the Second District Appellate Court's decision. The Company's litigation counsel is unable to estimate the outcome of this last appeal. Management intends to continue to contest the matter vigorously as without legal or factual merit.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     (a) Financial Condition. At June 30, 1996, the Company had current assets of $1,266,856 as compared to $1,079,708 at December 31, 1995, total assets of $1,273,344 as compared to $1,087,236 at December 31, 1995, current liabilities of $129,639 as compared to $120,382 at December 31, 1995 and a current net worth of $1,140,774 as compared to $957,003 at December 31, 1995. The change in net worth was attributable to the net profit incurred for the period ended June 30, 1996.

     (a)(1) Liquidity. In the six (6) months ended June 30, 1996, the Company had an increase in cash and cash equivalents of $98,303 due principally to the proceeds from the sale of marketable trading securities and net income.

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

     (a)(3) Results of Operations. The Company's revenues for the six (6) months ending June 30, 1996 were $273,974 as compared to $317,557 for the six
(6) month period ended June 30, 1995. The reduction in revenues was due to a decline in sales of new units. Revenues for the three (3) months ended June 30, 1996 were $143,141 as compared to $104,202 for the same period in 1995. The principal reason for the increase was increased lease income and increased repair and maintenance fee income.

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

     Costs and expenses for the six (6) months ended June 30, 1996, amounted to $258,204, as compared to $269,534 for the period ended June 30, 1995.
Costs and expenses decreased in comparison to the comparable six (6) month period in 1995, primarily due to decreased selling, general and administrative expenses. Costs and expenses for the three (3) months ended June 30, 1996 were $131,567 as compared to $109,756 for the same period in 1995. The principal reason for the increase in costs and expenses was an increase in cost of sales.

     The Company realized a net profit of $183,771 for the six (6) month period ended June 30, 1996 as compared to a net profit of $97,426 for the six
(6) month period ended June 30, 1995. The increase was primarily due to an increase in realized and unrealized gain on marketable trading securities. The Company realized a net profit of $94,728 for the three (3) month period ended June 30, 1996 as compared to a net loss of ($18,903) for the three (3) month period ended June 30, 1995. The increase was primarily due to an increase in lease income and realized and unrealized gain on marketable trading securities.

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


                                        CORRECTIONS SERVICES, INC.



Date: August 9, 1996                    /S/Norman H. Becker
                                        Norman H. Becker, President



Date: August 9,1996                     /S/Diane Martini
                                        Diane Martini, Secretary/Treasurer


Date: August 9, 1996                    /S/Frank R. Bauer
                                        Frank R. Bauer, Vice President