Form 10-Q
period 1996-09-30
CORRECTIONS SERVICES INC
filed 1996-11-13
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 1996

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

5,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT NOVEMBER 12, 1996, INCLUDING 150,000 SHARES HELD BY THE ISSUER IN TREASURY. 5,126,900 SHARES WERE OUTSTANDING AT NOVEMBER 12, 1996.

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - September 30, 1996 (Unaudited) and December 31, 1995 (Audited).

Consolidated Statement of Operations - Three months and Nine months ended September 30, 1996 and 1995 (Unaudited).

Consolidated Statement of Shareholders' Equity - December 31, 1992 through September 30, 1996.

Consolidated Statement of Cash Flows - Nine months ended September 30, 1996 and 1995 (Unaudited).

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

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                           September 30,  December 31,
                                               1996             1995
                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $  382,136     $  261,385
  Investment in marketable
    trading securities - at
    market                                      625,366        588,830
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1996 and 1995          22,823         60,290
  Accounts receivable - other                    42,570          5,996
  Note receivable                                10,500         10,500
  Inventory                                     148,158        148,196
  Other                                           6,521          4,511

         TOTAL CURRENT ASSETS                 1,238,074      1,079,708


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $134,853
  in 1996 and $168,181 in 1995                    3,530          5,250
Other                                             2,283          2,278

TOTAL ASSETS                                 $1,243,887     $1,087,236


















See accompanying notes to consolidated financial statements.


                              -4(a)-

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                               (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY


                                           September 30,     December 31,
                                               1996            1995
                                           (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade          $    55,404      $    72,802
  Deferred revenue - current                    33,865           47,580

     TOTAL CURRENT LIABILITIES                  89,269          120,382

DEFERRED REVENUE - Non-current                   --               9,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    5,276,900 shares issued in
    1996 and 1995; 5,126,900 shares
    outstanding in 1996 and 1995                  528             528
  Additional paid-in capital                2,095,391        2,095,391
  Accumulated deficit                     (   914,651)     ( 1,112,266)
                                            1,181,268         983,653

  Less treasury stock, 150,000
    shares at cost in 1996 and 1995       (    26,650)     (   26,650)


     TOTAL SHAREHOLDERS' EQUITY             1,154,618         957,003

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                 $ 1,243,887      $ 1,087,236












See accompanying notes to consolidated financial statements.

                             -4(b)-

              CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF OPERATIONS


                                         Three Months Ended                    Nine Months Ended
                                September 30,      September 30,           September 30   September 30
                                    1996                1995    *              1996            1995   *
                                (Unaudited)         (Unaudited)            (Unaudited)    (Unaudited)
REVENUES:
  Net sales                      $   50,412          $  103,580            $  195,312     $  361,766
  Lease income                       34,133                --                  68,267          1,000
  Repair and maintenance
     fee income                      39,990              44,959               134,930        103,330

                                    124,535             148,539               398,509        466,096
COST AND EXPENSES:
  Cost of sales (excluding
      depreciation and
    amortization)                    47,563              47,468              154,412        152,762
  Depreciation & amortization           577               1,405                2,102          3,418
  Selling, general and
    administrative expense           63,079              73,820              212,909        236,047

     TOTAL OPERATING EXPENSES       111,219             122,693              369,423        392,227

INCOME (LOSS) FROM OPERATIONS        13,316              25,846               29,086         73,869

OTHER INCOME (EXPENSE)
  Interest and
   dividend income                   11,069               9,193               30,394         27,656
  Realized and unrealized
    gain (loss) on
    marketable securities           (10,566)              6,495              138,060         37,435
  Other                                  25               1,042                   75          1,042

NET INCOME (LOSS)                $   13,844          $   42,576          $   197,615      $ 140,002





                                              -5(a)-

                           CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENT OF OPERATIONS

Contd..

                                          Three Months Ended                    Six Months Ended
                                September 30,       September 30,          September 30,  September 30
                                    1996                1995    *              1996           1995   *
                                (Unaudited)         (Unaudited)            (Unaudited)    (Unaudited)

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                    5,126,900           5,126,900              5,126,900      5,126,900

NET INCOME (LOSS)
  PER COMMON SHARE               $    --             $    .01               $   .04        $    .03





*Reclassified for comparative purposes

     See accompanying notes to consolidated financial statements





















                                      -5(b)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
              FROM DECEMBER 31, 1992 THROUGH SEPTEMBER 30, 1996

                            Common Stock
                         $.0001 Par Value
                             Authorized          Addt'l        Retained
                         10,000,000 Shares       Paid-In       Earnings      Treasury
                          Shares      Amount     Capital      (Deficit)     Stock       Total

Balance - 12/31/92      5,276,900     $  528     $ 2,095,391  $(2,351,325)  $   --      $(  255,406)

Receipt of Common
  Stock in settlement
  of Note Receivable
  (75,000 Shares)      (   75,000)      --            --            --       (  7,900)   (    7,900)

Net Income for period       --          --            --        1,200,364       --        1,200,364

Balance - 12/31/93      5,201,900       528       2,095,391    (1,150,961)   (  7,900)      937,058

Net Income for period       --          --            --           61,412       --           61,412

Purchase of Treasury
  Shares               (   75,000)      --            --           --         (18,750)      (18,750)

Balance - 12/31/94      5,126,900        528      2,095,391    (1,089,549)    (26,650)      979,720

Net Loss for period         --          --            --          (22,717)      --          (22,717)

Balance - 12/31/95      5,126,900        528      2,095,391    (1,112,266)    (26,650)      957,003

Net Income for period       --          --            --          197,615        --         197,615

Balance - 09/30/96      5,126,900     $  528     $2,095,391   $(  914,651)  $ (26,650)  $ 1,154,618


Shown on the accompanying Balance Sheet as follows:     Issued:             5,276,900
                                                       Treasury Shares:    (  150,000)

                                                                            5,126,900

See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       Nine Months Ended
                                                 September 30,     September 30,
                                                     1996             1995
                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                    $    197,615      $   140,002
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
  Depreciation and amortization                        2,102           3,418
  (Gain) Loss on sale of marketable
    securities                                  (    140,345)         12,054
  Allowance for market decline
    of securities                                      2,285     (    49,489)
  Gain on disposition of assets                           -      (       925)
  Purchase of marketable trading
    securities                                  (    538,736)    (   495,111)
  Proceeds from sale of marketable
    trading securities                                603,894        409,267
  Changes in operating assets
    and liabilities:
  (Increase) decrease in trade
    accounts receivable                                37,467    (   18,218)
  (Increase) decrease in inventory                        524         8,030
  (Increase) decrease in accounts
    receivable - Other                           (        208)   (   10,348)
  (Increase) decrease in other assets            (      2,015)   (      141)
  Increase (decrease) in accounts
    payable and accrued expenses                 (     17,398)   (   16,382)
  Increase (decrease) in deferred
    revenue                                      (     23,566)       40,799

  Total adjustments                              (     75,996)   (  117,046)

  Net cash provided by (used in)
    operating activities                              121,619        22,956

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances paid on notes receivable
    - affiliate                                         --       (   50,000)
  Principal collections on notes
    receivable - affiliate                              --            9,456
  Principal collections on notes
    receivable - other                                  --           11,500
  Purchase of property and
    equipment                                   (       868)     (    4,667)
  Sale of property and
    equipment                                           --              925
  Net cash (used in) provided by
    investing activities                        (       868)     (   32,786)

                                     -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Contd..

                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                     1996             1995
                                                 (Unaudited)       (Unaudited)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  120,751        (     9,830)

CASH AND CASH EQUIVALENTS -
  Beginning of period                               261,385            264,125

CASH AND CASH EQUIVALENTS -
  End of period                                 $   382,136        $   254,295


See Accompanying Notes to Consolidated Financial Statements.

































                                  -7(b)-

                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              SEPTEMBER 30, 1996
                                 (Unaudited)

NOTE 1 - FAIR PRESENTATION

The balance sheet as of September 30, 1996, the statement of operations for the three months and nine months ended September 30, 1996 and 1995, the statement of shareholders' equity as of September 30, 1996 and the statement of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1996 and for all periods presented have been made.

The condensed financial statements as of December 31, 1995, 1994 and 1993 have been derived from audited financial statements.

The operations for the nine months ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

For the nine month periods ended September 30, 1996 and 1995, per share information was computed using the weighted average number of common shares outstanding during the periods.

NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                           SEPTEMBER 30, 1996
                              (Unaudited)


marketable trading securities amounts to $625,366 at September 30, 1996, and $588,830 at December 31, 1995. The cost of these investments is $836,890 and $798,070 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".


NOTE 5 - INCOME TAXES

The Company does not provide for any income taxes since it has net operating losses to offset any current provision for income taxes.


NOTE 5 - LEGAL PROCEEDINGS

The Company was named as a party defendant in an Illinois action arising from the death of an individual at the hands of a house arrest detainee. The lawsuit sought money damages in an unspecified amount. The complaint alleged that the decedent's demise was a consequence of unspecified "malfunction" of equipment previously marketed by the Company. The lawsuit sought money damages in an unspecified amount. The complaint was twice dismissed at the Company's motion. The dismissal was appealed by the Plaintiff and on June 25, 1996, the Second District Appellate Court of Illinois affirmed dismissal of the lawsuit by the lower court. Following loss of the appeal the Plaintiff petitioned the Supreme Court of Illinois for permission to appeal the Second District Appellate Court's decision. The Illinois Supreme Court denied the Plaintiff's petition on October 2, 1996. The case is now dismissed with prejudice and is concluded.

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     (a) Financial Condition. At September 30, 1996, the Company had current assets of $1,238,074 as compared to $1,079,708 at December 31, 1995, total assets of $1,243,887 as compared to $1,087,236 at December 31, 1995, current liabilities of $89,269 as compared to $120,382 at December 31, 1995 and a current net worth of $1,154,618 as compared to $957,003 at December 31, 1995. The change in net worth was attributable to the net profit incurred for the nine months ended September 30, 1996.

     (a)(1) Liquidity. In the nine (9) months ended September 30, 1996, the Company had an increase in cash and cash equivalents of $120,751 due principally to the proceeds from the sale of marketable trading securities and net income.

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

     (a)(3) Results of Operations. The Company's revenues for the nine (9) months ending September 30, 1996 were $398,509 as compared to $466,096 for the nine (9) month period ended September 30, 1995. The reduction in revenues was due to a decline in sales of new units. Revenues for the three (3) months ended September 30, 1996 were $124,535 as compared to $148,539 for the same period in 1995. The principal reason for the decrease was due to a decline in sales of new units.

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

     Costs and expenses for the nine(9) months ended September 30, 1996, amounted to $369,423, as compared to $392,227 for the period ended September 30, 1995. Costs and expenses decreased in comparison to the comparable nine
(9) month period in 1995, primarily due to decreased selling, general and administrative expenses. Costs and expenses for the three (3) months ended September 30, 1996 were $111,219 as compared to $122,693 for the same period in 1995. The principal reason for the decrease in costs and expenses was decreased selling, general and administrative expenses.

     The Company realized a net profit of $197,615 for the nine (9) month period ended September 30, 1996 as compared to a net profit of $140,002 for the nine (9) month period ended September 30, 1995. The increase was primarily due to an increase in realized and unrealized gain on marketable trading securities. The Company realized a net profit of $13,844 for the three (3) month period ended September 30, 1996 as compared to a net profit of $42,576 for the three (3) month period ended September 30, 1995. The decrease was primarily due to an decrease in sales of new units and realized and unrealized gain on marketable trading securities.

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


                                         CORRECTIONS SERVICES, INC.



Date: November 13, 1996                  /S/Norman H. Becker
                                         Norman H. Becker, President


Date: November 13,1996                  /S/Diane Martini
                                        Diane Martini, Secretary/Treasurer


Date: November 13,1996                  /S/Frank R. Bauer
                                        Frank R. Bauer, Vice President