Form 10-K
period 1996-12-31
CORRECTIONS SERVICES INC
filed 1997-03-25
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 1996

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 1997, was approximately $445,000.

The number of shares of Common Stock, $.0001 par value, of the Registrant issued as of February 27, 1997, was 5,276,900 shares. The Company has 150,000 shares in treasury.

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

     With completion of the Aeroflex transaction in mid-1994 the Company in effect, negated all of the limiting factors imposed by settlement of the litigation against Marconi in mid-1993. The Company re-entered the marketplace depending upon its newly acquired, finished equipment inventory. The Company intends to consider alternative manufacturing options for possible future implementation prior to potential exhaustion, if any, of its finished equipment inventory. There can be no assurances that the Company will be able to implement one or more manufacturing options in the event of a need to do so. If unable to do so when and if needed, the Company will be adversely affected.

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

     The Company also occupies warehouse space in the City of Pompano Beach, Florida on an annual lease basis at a rental of $818 per month ($9,816 per annum).

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not now a party to any litigation or, to its knowledge, threatened litigation.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996, through solicitation of proxies or otherwise.

                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The following table sets forth the range of bid and asked prices for the Company's Common Stock on the Over-The-Counter Market for the period indicated, as reported by the National Quotation Bureau, Inc. The Common Stock is traded on the electronic bulletin board under the symbol CRSE. The figures shown represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                COMMON STOCK

Period                                  Bid Price       Asked Price
                                     High     Low     High      Low
First Quarter, 1995                  $0.125   $0.06   $0.15     $0.06
Second Quarter, 1995                 $0.125   $0.10   $0.30     $0.025
Third Quarter, 1995                  $0.125   $0.10   $0.025    $0.20
Fourth Quarter, 1995                 $0.125   $0.10   $0.025    $0.20
First Quarter, 1996                  $0.125   $0.10   $0.025    $0.20
Second Quarter, 1996                 $0.18    $0.125  $0.25     $0.18
Third Quarter, 1996                  $0.18    $0.125  $0.25     $0.18
Fourth Quarter, 1996                 $0.18    $0.125  $0.25     $0.18
January 1, through
 February 27, 1997                   $0.18    $0.125  $0.25     $0.18


(b) Holders. As of February 27, 1997, the approximate number of recordholders of Common Stock of the Registrant was 612.

     The Company is unable to determine the actual number of beneficial holders of its Common Stock at February 27, 1997 due to Common Stock held for stockholders "in street name" but estimates the current total to be approximately 1,020.

(c) Dividends. Registrant has paid no dividends since inception and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Statement of Operations:

                     As of       As of       As of       As of      As of
                   12/31/96    12/31/95    12/31/94    12/31/93    12/31/92

Revenue            $  552,441  $  533,269  $  890,094  $  612,178   $  655,309
Oper. Exp.         $  532,331  $  542,884  $  708,578  $1,058,497   $1,831,620
Net Income (Loss)  $  113,003 ($   22,717) $   61,412  $1,200,364
($1,145,708)
Weighted No. of
shs. outstanding    5,126,900   5,126,900   5,179,709   5,181,545    5,181,545
Net Income (Loss)
per sh. Common
Stk. outstanding   $  .02     ($     .004) $    .01    $     .23   (    $.22 )
(See Note A-Notes
to Fin. Stmts.)


Summary Balance Sheet Information

                      As of       As of       As of       As of      As of
                    12/31/96    12/31/95    12/31/94    12/31/93    12/31/92

Total Assets        $1,205,096  $1,087,236  $1,101,968  $1,032,050  $2,043,688
Total Current       $  135,090  $  120,382  $   98,104  $   85,314  $2,282,599
 Liabilities
Tot. Current Assets $1,199,917  $1,079,708  $1,093,577  $1,015,736  $1,945,207
Stkholders' Equity  $1,070,006  $  957,003  $  979,720  $  937,058 ($  255,406)
Cash Dividends      $    -0-    $    -0-    $    -0-    $    -0-    $    -0-



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     (a) Financial Condition. As of December 31, 1996 the Company had current assets of $1,199,917 compared to $1,079,708 at December 31, 1995, total assets of $1,205,096 compared to $1,087,236 at December 31, 1995 and shareholders equity of $1,070,006 as compared to $957,003 as of December 31, 1995. The increase of its current assets and total assets were primarily the result of the Company's increase in cash and marketable trading securities. The Shareholders equity at December 31, 1996 increased to $1,070,006, from $957,003 at December 31, 1995. The increase was primarily the result of earnings of $113,003 for the year ended December 31, 1996.

     The Company realized net income for the year which increased shareholders equity from $957,003 at year end 1995, to $1,070,006 at year end 1996.

     Liquidity. The Company had a net increase in cash and cash equivalents for the year ended December 31, 1996 of $75,293, and cash and cash equivalents at the end of the year of $336,678 as compared to a decrease in cash and cash equivalents of $2,740, and cash and cash equivalents of $261,385 for the year ended December 31, 1995. See Part II, Item 8., Financial Statements and Supplementary Data.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance that it will be able to secure additional credit borrowing, if needed.

     Results of Operations. The Company's revenues for the fiscal period ended December 31, 1996, were derived from sales, lease income and repairs and maintenance income.

     The Company's revenues increased to $552,441 for the fiscal year ended December 31, 1996, as compared to $533,269 for the same period of 1995. The principal reason for the increase was increased repair, maintenance and lease income.

     Operating expenses decreased to $532,331 as compared to $542,884 for the same period last year principally due to a decrease in cost of sales. The Company realized net income of $113,003 for the fiscal year ended December 31, 1996, as compared to a net loss of ($22,717) for the same period last year. The increase in net income was primarily due to decreased cost of sales.

     The operating expenses decrease in the period ended December 31, 1996 of $10,553 in comparison to 1995 was primarily attributable to decreases in both cost of sales and in selling, general and administrative expenses.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See attached financial statements and supplementary data.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)  Identification of Directors and Executive Officers

Name                               Age          Offices Held

Norman H. Becker                   59           President/Director

Frank Bauer                        52           Vice President/Director

Diane Martini                      49           Secretary/Treasurer/Director

Eugene M. Kennedy                  59           Director

Robert B. Yeakle                   58           Director


     (1)(c) Identification of Certain Significant Employees. In addition to its officers and directors, the Company has a continuing consulting arrangement with Vanderbilt Square Corp., a publicly held Florida corporation pursuant to which Vanderbilt Square provided management consultation, financial planning and day-to-day assistance and administrative support services on an as-needed basis, primarily in this reporting period, as in previous periods, through the personal efforts and supervision of Ronald A. Martini, Vanderbilt's former Vice President and director, who devoted approximately 50% of his time in this reporting period to those activities. Mr. Martini is also a principal shareholder of the Company. In November of 1996, Mr. Martini resigned as an officer and director of Vanderbilt and is no longer active under the consulting agreement. See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management. Ronald A. Martini is the spouse of the Company's Secretary/Treasurer and Director, Diane Martini.

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

     Ronald A. Martini was, until November, 1996, Vice-President and a director of the Company's affiliate, Vanderbilt Square Corp., a publicly held Florida corporation. See (1)(c) Identification of Certain Significant Employees. He is also Vice-President and a director of Financial Communications, Inc., a privately held public relations and business consulting firm in Fort Lauderdale, Florida. Mr. Martini is married to the Company's Secretary/Treasurer and director, Diane Martini. On April 24, 1990, Martini entered a guilty plea in the United States District Court for the District of New Jersey to violations of federal conspiracy, mail fraud and securities laws in connection with transactions in securities of public companies unrelated to the Company during a fifteen (15) month period of 1988 through 1989.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation

     Messrs. Norman H. Becker and Frank Bauer, devote approximately 10% of their time, respectively, to the Company's affairs. Ms. Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or presently contemplated. The total compensation received by all Executive Officers of the Company during the year ended December 31, 1996 was received entirely by Diane Martini and amounted to $37,333.


                               SUMMARY COMPENSATION TABLE

                              Annual Compensation          Long-Term Compensation

                                                                           Awards         Payouts
Name and                                              Other            Restricted                          All
Principal                                             Annual           Stock        Options/LTIP           Other
Position          Year     Salary         Bonus(2)    Compensation     Awards       SARS        Payouts    Compensation

Norman H. Becker  1995     $  -0-           --         --               --             --          --           --
President (1)     1996     $  -0-           --         --               --             --          --           --
(since 1/15/93)

Frank Bauer (1)   1995     $  -0-           --         --               --             --          --           --
Vice-President    1996     $ -0-            --         --               --             --          --           --
President

Diane Martini     1995     $36,042          --         --               --             --          --           --
Secretary/        1996     $37,333          --         --               --             --          --           --
Treasurer
(since 01/12/93)

All Executive     1995     $36,042          --         --               --             --          --            --
Officers & Former 1996     $37,333          --         --               --             --          --            --
Executive Officers
as a Group (3)
Persons (1)


(1) Mr. Becker received a total of $15,818 in accounting fees from the Company during 1996.


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


Common Stock   Ronald A. Martini (2)  1,125,806 Shares          22.0%

Common Stock   Robert B. Yeakle (2)     375,000 Shares          7.3%

Common Stock   Vanderbilt Square        950,000 Shares          18.5%
               Corp. (2)

Common Stock   All Officers and
               Directors as a Group
               (5 persons)              581,500 Shares    11.3%


(1)    Based upon 5,126,900 shares outstanding at February 27, 1997.

(2) Vanderbilt Square Corp. owns 950,000 shares of the Company's Common Stock at February 27, 1997. Ronald A. Martini, Diane Martini and Norman H. Becker are also officers, directors and principal shareholders of Vanderbilt Square Corp. Robert B. Yeakle is also a principal shareholder of Vanderbilt Square Corp. See Part III, Item
       10. "Business Experience". All four individuals disclaim any beneficial ownership interest in the Company's Common Stock owned by Vanderbilt Square Corp. See Item 8., Financial Statements - Notes to Consolidated Financial Statement, Note F.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Transactions with Management and Others

     On February 23, 1989, the Company and Vanderbilt Square Corp. entered into a continuing consulting arrangement pursuant to which Vanderbilt assisted the Company in its operations, provided access to potential financing sources if needed and provided consultation and services related to administrative, bookkeeping and accounting matters. The formal consulting agreement expired by its terms on February 23, 1994 and the arrangement has continued thereafter on an as-needed albeit reduced, basis. During 1996, the Company paid Vanderbilt Square Corp. a total of $ -0- for such services.

     In addition, the Company paid a total of $86,300 to various affiliates of the Company's principal shareholder, Ronald A. Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to Consolidated Financial Statements, Note G".

Certain Business Relationships

     During the year ended December 31, 1996, the Company paid its director, Eugene M. Kennedy, $4,105 in legal fees and costs reimbursement in connection with legal services rendered to the Company by his law firm.

     In addition, the Company paid its President and director, Norman H. Becker accounting fees of $15,818.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

Financial Statements:

     Report of Independent Certified Public Accountant.

     Consolidated Balance Sheet - December 31, 1996 and December 31, 1995.

     Consolidated Statement of Operations - Three Years Ended December 31,
     1996.

     Consolidated Statement of Shareholders' Equity - Three Years Ended December 31, 1996.

     Consolidated Statement of Cash Flows - Three Years Ended December 31,
     1996.

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


       Statement Re:  Computation of per share income (loss):

       See Note "A"., Notes to Consolidated Financial Statements and Statement of Operations Three Years Ended December 31, 1996.

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

       Subsidiaries of the Registrant:

       Corrections Services International, Inc.

       Published report regarding matters submitted to vote of Security
       Holders:

       Not applicable.

       Consents of experts and counsel:

       Not applicable.

       Power of Attorney:

       Not applicable.

       Additional Exhibits:

       The Registrant filed no current reports on Form 8-K during the fourth quarter of 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 21st day of March, 1997.

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

        Signatures                      Title               Date

(i)     Principal Executive Officer     President           March 21, 1997


        /S/ Norman H. Becker
        Norman H. Becker

(ii)    Principal Financial and         Secretary           March 21, 1997
        Accounting Officer


       /S/ Diane Martini
       Diane Martini

(iii)   A Majority of the Board         Director            March 21, 1997
        of Directors


        /S/ Frank Bauer                 Director            March 21, 1997
        Frank Bauer


        /S/ Norman H. Becker            Director            March 21, 1997
        Norman H. Becker


                                        Director            March __, 1997
        Eugene M. Kennedy


        /S/ Robert B. Yeakle            Director            March 21, 1997
        Robert B. Yeakle

                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                               FINANCIAL STATEMENTS






                                      CONTENTS

                                                                       PAGE

AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . . . . . . . . . 2

CONSOLIDATED STATEMENT OF OPERATIONS . . . . . . . . . . . . . . . . . . 3

CONSOLIDATED STATEMENT OF CHANGES IN
  SHAREHOLDERS' EQUITY (DEFICIENCY). . . . . . . . . . . . . . . . . . . 4

CONSOLIDATED STATEMENT OF CASH FLOWS . . . . . . . . . . . . . . . . . . 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . .6 - 12

Board of Directors and Shareholders
Corrections Services, Inc. and Subsidiary
Fort Lauderdale, Florida


                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated balance sheets of Corrections Services, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations and shareholders' equity and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corrections Services, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of its consolidated operations and its consolidated cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

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



/s/Thomas W. Klash
Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
January 30, 1997

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 1996 AND 1995


                                    ASSETS


                                                    1996           1995
CURRENT ASSETS:
   Cash and cash equivalents                        $ 336,678      $  261,385
   Investment in marketable trading
   securities - at market                             660,769         588,830
   Accounts receivable - trade - net of
   allowance for uncollectible accounts
   of $2,500 in 1996 and 1995                          62,710          60,290
   Accounts receivable - other                          7,701           5,996
   Note receivable                                       --            10,500
   Inventory                                          127,255         148,196
   Other                                                4,804           4,511

   Total Current Assets                             1,199,917       1,079,708


PROPERTY AND EQUIPMENT - net of
   accumulated depreciation of $135,442
   in 1996 and $168,181 in 1995                         2,941           5,250

  OTHER                                                 2,238           2,278

                                                   $1,205,096      $1,087,236






See accompanying notes to consolidated financial statements.



                                -2(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                      DECEMBER 31, 1996 AND 1995



                 LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    1996            1995
CURRENT LIABILITIES:
   Accounts payable and
   accrued expenses - principally
      trade                                         $    60,860    $    72,802
     Deferred revenue - current                          74,230         47,580


   Total Current Liabilities                            135,090        120,382


DEFERRED REVENUE - Noncurrent                             --             9,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock $.0001 par value;
   10,000,000 shares authorized;
   5,276,900 shares issued in 1996 and
     1995; and 5,126,900 outstanding in
   1996 and 1995                                            528            528
   Additional paid-in capital                         2,095,391      2,095,391
   Accumulated deficit                                ( 999,263)    (1,112,266)

                                                      1,096,656        983,653
   Less treasury stock, 150,000 shares
   at cost in 1996 and 1995 respectively                (26,650)       (26,650)

   Total shareholders' equity                         1,070,006        957,003

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                             $ 1,205,096    $ 1,087,236







                                -2(b)-

                       CORRECTIONS SERVICES, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE YEARS ENDED DECEMBER 31, 1996


                                  1996               1995             1994

Net sales                         $   300,440        $   378,638      $   792,557
Lease income                           69,392              1,000            3,994
Repair and maintenance
   fee income                         182,609            153,631           93,543
                                      552,441            533,269          890,094


COST AND EXPENSES:
Cost of sales (excluding
  depreciation and
  amortization)                       229,464            235,166          341,535
Depreciation and amortization           2,727              5,067           10,282
Selling, general and
  administrative expenses             300,140            302,651          356,739
Interest expense                         -                  -                  22

  TOTAL OPERATING EXPENSES            532,331            542,884          708,578

  INCOME (LOSS)
    FROM OPERATIONS                    20,110            ( 9,615)         181,516

OTHER INCOME (EXPENSE):
Dividend and Interest Income           41,179             37,740           27,755
Realized and unrealized
  gain (loss) on
  marketable securities                52,225           ( 46,072)        (145,323)
  Other                              (    511)          (  4,770)        (  2,536)
                                       92,893           ( 13,102)        (120,104)

INCOME (LOSS) BEFORE
  INCOME TAXES AND
  EXTRAORDINARY ITEM                  113,003           ( 22,717)          61,412

 INCOME TAXES                            -                   -             72,438

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                  133,003           ( 22,717)        ( 11,026)

EXTRAORDINARY ITEM - TAX
  BENEFIT OF NET OPERATING
  LOSS CARRYFORWARD                       -                  -             72,438










                                -3(a)-

                      CORRECTIONS SERVICES, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS
                  THREE YEARS ENDED DECEMBER 31, 1996

                                      1996            1995            1994


NET INCOME (LOSS)                     $   113,003     $ ( 22,717)     $   61,412


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               5,126,900      5,126,900       5,179,709

INCOME (LOSS) PER SHARE
  BEFORE EXTRAORDINARY ITEM                   .02          (.004)          (.002)

EXTRAORDINARY ITEM                          --             --               .014

NET INCOME (LOSS)                     $       .02     $    (.004)      $    .012





See accompanying notes to consolidated financial statements.




                                -3(b)-

                         CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                           THREE YEARS ENDED DECEMBER 31, 1996

                                  Common Stock
                                $.0001 Par Value            Additional     Retained
                           Authorized 10,000,000 Shares     Paid-In        Earnings    Treasury
                                 Shares       Amount        Capital        (Deficit)         Stock           Total

Balance - December 31, 1993      5,201,900    $ 528         2,095,391      (   1,150,961)    (     7,900)    937,058

    Net Income for the period        -           -               -               61,412             -         61,412

    Purchase of Treasury Shares   ( 75,000)      -               -                 -         (    18,750) (   18,750)

Balance - December 31, 1994      5,126,900      528         2,095,391      (  1,089,549)     (    26,650)    979,720

    Net Loss for the period            -         -               -         (     22,717)            -      (  22,717)

Balance - December 31, 1995      5,126,900      528         2,095,391      (  1,112,266)     (    26,650)    957,003

    Net Income for the period          -         -              -               113,003             -        113,003

Balance - December 31, 1996      5,126,900    $ 528       $ 2,095,391      ($   999,263)     (  $ 26,650) $1,070,006


   Shown on the accompanying
   Balance Sheet as follows:
                Issued:              5,276,900
                Treasury shares       (150,000)
                                     5,126,900







See accompanying notes to consolidated financial statements.

                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1996



                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                            1996            1995          1994
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income (loss)                           $ 113,003      ($ 22,717)     $    61,412
Adjustments to reconcile
 net income (loss) to net cash
 (used in) provided by
 operating activities:
 Depreciation and amortization                  2,692          5,067           10,282
 (Gain) on disposition assets                     -            ( 925)            -
 (Gain) loss on sale of marketable
   securities                               ( 140,450)        15,271            7,208
 Allowance for market decline
   of securities                               88,225         30,801          138,115
 Write off uncollectable notes                 10,500           -                -
 Change in operating assets
 and liabilities:
 (Increase) decrease in
 trade accounts receivable                   (  2,420)        64,171         ( 84,565)
 Decrease (increase) in inventory              21,426         52,498         ( 25,279)
 (Increase )Decrease in accounts
 receivable - other                           ( 1,705)         3,924          ( 3,036)
 (Increase) Decrease in other assets          (   253)           242            2,437
 (Decrease) increase in accounts
 payable and accrued expenses                ( 11,942)      ( 14,114)         ( 1,625)
 Increase (decrease) in
 deferred revenue                              16,799         22,099            6,179
 Purchase of marketable securities           (745,411)      (603,515)        (248,996)
 Proceeds from sale of
 marketable securities                        725,697        436,842          235,993

 Total adjustments                           ( 36,842)        12,361           36,713

 Net cash provided (used in)
 operating activities                          76,161       ( 10,356)          98,125





Continued on next page

                                      -5(a)-

                     CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1996



                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (Continued)

                                            1996           1995           1994

CASH FLOWS FROM INVESTING
   ACTIVITIES:
 Advances paid on notes
 receivable - affiliate                     $      -       $  (50,000)    $   -
 Advances paid on notes
 receivable - other                                -             -         (10,000)
 Principal collection of
 notes receivable - affiliate                      -           50,000         -
 Principal collection of
 notes receivable - other                          -           11,500        3,000
 Sale of property & equipment                      -              925         -
 Purchase of property and equipment               ( 868)       (4,809)       ( 996)

 Net cash (used) in
 investing activities                             ( 868)        7,616      ( 7,996)


NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                       75,293        (2,740)      90,129

CASH AND CASH EQUIVALENTS -
 Beginning of year                              261,385       264,125      173,996

CASH AND CASH EQUIVALENTS -
  End of year                                 $ 336,678    $  261,385    $ 264,125








See accompanying notes to consolidated financial statements.


                                      -5(b)-

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995



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

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995


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

      Investment in Marketable Trading Securities - The Company's investment in marketable trading securities consists of trading securities as defined in FASB Statement No. 115. Trading securities are carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in the market price of the related securities are currently reflected in the statement of operations.

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

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995


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

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                   1996        1995

     Leasehold improvements                        $   3,170   $    3,170
     Office furniture and equipment                   55,784       56,427
     Computer and monitoring
       equipment                                      79,429      113,834

                                                     138,383      173,431

     Less accumulated depreciation
        andamortization                              135,442      168,181

                                                   $   2,941    $   5,250



            CORRECTIONS SERVICES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995


NOTE D - INCOME TAXES

      The components of the provisions for income taxes are as follows for the three years ended December 31, 1996:

                  1996          1995                1994
[S]               [C]           [C]                 [C]

      Federal     $  -          $   -               $61,110
      State          -              -                11,328
                     -              -               $72,438

      Significant components of deferred tax benefits are as follows:

     Current Tax Benefit Assets

     Allowance for market decline
     of equity securities                           $ 101,138
     Allowance for doubtful accounts                      850
     Total Current Tax Benefit                      $ 101,988

     Non-Current Tax Benefit Assets

     Tax loss carry forward at
       December 31, 1996                            $ 231,660

     Total Non-current Benefit                      $ 231,660

     Total Current and
       Noncurrent Tax Benefit                       $ 333,648
     Valuation Allowance                            $(333,648)

     Net Deferred Tax Assets                        $   -

      At December 31, 1996, management is unable to predict profitable operations for the Company in the future.

      At December 31, 1996, the Company had available net operating loss carryforwards for financial and tax reporting purposes of approximately $681,354 expiring at various times through 2006.

      The Company adopted Statement of Financial Accounting Standards No. 109 in 1993. There was no effect on the 1993 financial statements as a result of adopting this statement. The Company has fully reserved for the benefit of the net operating loss carry-forwards.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995



NOTE E - MAJOR CUSTOMERS

      Sales to customers individually representing more than 10% of combined revenues amount to $174,188 in 1996, $244,622 in 1995 and $432,796 in 1994. In 1996, two customers accounted for 22% and 10% respectively. In 1995, two customers accounted for 35% and 12% respectively.

NOTE F - CONSULTING AGREEMENT

      On February 23, 1989, the Company entered into a 5-year agreement with Vanderbilt Square Corp. The agreement provided that Vanderbilt Square Corp. assist the Company in its sales and marketing operation, provide access to potential lenders, provide assistance in administrative, bookkeeping, and accounting matters, provide in its sole discretion, up to $200,000 in lease financing, and guarantee in its sole discretion, payment for product equipment purchased by the Company. In consideration of the aforementioned services, the Company paid $233,333 represented by the issuance of 1,000,000 shares of the Company's restricted common stock during 1990 and 1989. The agreement expired by its terms on February 23, 1995.

      Consulting fees expense relating to this agreement amounted to a final payment of $3,940 in 1994, and to $46,656 in 1993. The Company paid Vanderbilt Square Corp. a total of $-0- and $18,000 during 1996 and 1995 respectively, for services on an as-needed basis.


NOTE G - RELATED PARTY TRANSACTIONS


      Professional and Consulting Fees - the Company paid officers, directors, shareholders and affiliates professional and consulting fees amounting to $75,023 in 1996, $82,228 in 1995 and $123,136 in 1994.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995

NOTE G - RELATED PARTY TRANSACTIONS (Contd..)

      Office Expense - Office expenses were paid to shareholders and/or entities affiliated through common officers, directors and shareholders amounting to $5,817 in 1996, $10,200 in 1995, $20,474 in 1994.

      Rent Expense - Rentals paid to entities having officers, directors and shareholders in common with the Company amounted to $21,000 in 1996, 1995 and 1994.


NOTE H - RENTAL COMMITMENTS

      Rent expense incurred for the occupancy of general office and storage facilities amounted to $30,759 in 1996, $31,162 in 1995 and $30,125 in 1994. At December 31, 1996, there were no fixed annual rental commitments.


NOTE I - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

      At December 31, 1996, the Company's investment in marketable equity securities consisted entirely of trading securities as follows:

                                                                Market
                                           Cost                 Value
     Investments in corporate
       trading securities of
       related parties                     $ 31,490             $ 32,272
     Investment in corporate
       trading securities -
       other                                926,744              628,497
                                           $958,234             $660,769

NOTE J - CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, investments in marketable securities and accounts receivable. The Company places its cash investments and investments in marketable securities with high quality institutions and limits the amount of credit exposure to any one institution or investee. Concentrations of credit risk with respect to accounts receivable are limited, due to the relatively small average balance per customer and their dispersion across several geographical areas. The Company generally does not require collateral or other security to support customer receivables.


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following notes sumarize the major methods and assumptions used in estimating the fair values of financial instruments:

           Cash and Cash Equivalents

           The carrying amount approximates fair market value due to the liquidity of these financial instruments.

           Investments

           The fair values of investments are based upon quoted market prices for those investments.

           Accounts Receivable

           The fair value of customer receivables is based upon net realizable value.

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE I - INVESTMENTS IN MARKETABLE TRADING SECURITIES (Contd..)

      The Company adopted FASB No. 115 on January 1, 1994. Prior to that date the Company's investment in marketable trading securities were carried at the lower of cost or market. At
      December 31, 1993, the Company's portfolio of trading securities was carried at market value, which was less than cost.

      Unrealized losses on changes in market values of marketable trading securities amounted to $88,225 in 1996, $30,801 in 1995 and $138,115 in 1994.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                    ON FINANCIAL STATEMENTS SCHEDULES



Board of Directors and Shareholders
Corrections Services, Inc. and Subsidiary
Ft. Lauderdale, Florida


I have examined the financial statements of Corrections Services, Inc. and Subsidiary as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996 and have issued my report thereon dated January 30, 1997. In connection with my examination, I also examined the financial statement schedules listed in Item 14(a)(2). In my opinion, these schedules, when considered in relation to the basic financial statements, present fairly in all material respects the information set forth therein.



/S/Thomas W. Klash
Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
January 30, 1997

                             CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                             MARKETABLE SECURITIES - OTHER INVESTMENTS
                                         DECEMBER 31, 1996
                                             SCHEDULE I

                                                                                               Amount at Which Each
                                                                                      Portfolio of Equity
                              Number of Shares                    Market Value        Security Issues and
                            or Units - Principal                  of Each Issue       Each Other Security
Name of Issuer and             Amount of Bonds     Cost of        at Balance          Issue Carried In The
Title of Each Issue               And Notes        Each Issue     Sheet Date          Balance Sheet

Atlantic Cap                        1,000          $ 25,000         $ 24,750              $ 24,750
Cashtek, Inc.                      77,000            48,563              385                   385
Chase Manhattan Bank                2,000            50,000           50,750                50,750
CoMed Financial                     1,000            25,000           25,000                25,000
Jersey Central                      2,000            50,000           50,750                50,750
Ohio Edison                         1,000            25,000           25,625                25,625
Time Warner                         1,000            25,000           25,125                25,125
North American Gov't.                 650             6,355            5,405                 5,405
American Gaming Intl Inc.          49,500            84,017           23,265                23,265
Parallel Technologies             459,500           213,063            4,595                 4,595
RJR Nabisco                         3,000            75,000           75,375                75,375
Pacificorp                          1,000            25,000           25,125                25,125
Claires Stores                      1,000            15,122           13,125                13,125
Claires Stores (Calls)                 20             6,010            7,250                 7,250
Conseco Fin                         1,000            25,000           25,250                25,250
Extended Stay America                 500             6,886           10,063                10,063
Florida Panthers                      500             8,625            8,625                 8,625
Future Healthcare                  10,000               383              200                   200
Guardian Intl Inc                   4,500            21,082            7,875                 7,875
Hanson PLC Spon Adr                 3,200            34,364           21,600                21,600
Imperial Tobacco                      800             8,591           10,224                10,224
Millenium Chemical                    307             4,117            5,449                 5,449
Montana Power                       2,000            50,000           52,000                52,000
PSE&G Cap                           1,000            25,000           25,375                25,375
Republic Industries                 2,500            41,753           77,813                77,813
Republic Industries (Calls)            10             2,769            2,375                 2,375
U.S. West Fin                       1,000            25,000           25,123                25,123
Vanderbilt Square Corp.*          201,700            31,490           32,272                32,272
                                                   $958,235       $  660,769              $660,769

*  Companies affiliated through common
   management and principal shareholders

                             CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                             MARKETABLE SECURITIES - OTHER INVESTMENTS
                                         DECEMBER 31, 1995
                                             SCHEDULE I


                                                                                                           Amount at Which Each
                                                                                                  Portfolio of Equity
                                      Number of Shares                        Market Value        Security Issues and
                                    or Units - Principal                      of Each Issue       Each Other Security
Name of Issuer and                    Amount of Bonds       Cost ofat         Balance             Issue Carried In The
Title of Each Issue                      And Notes          Each Issue        Sheet Date          Balance Sheet

American Waste Products                     2,000           $  7,702          $   4,000             $   4,000
Cashtek, Inc.                              52,000             48,218              1,560                 1,560
Chemical Bank                               4,000            100,000            102,000               102,000
CoMed Financial                             1,000             25,000             25,750                25,750
Enzo Biochem                                2,000              4,134                250                   250
Jersey Central                              2,000             50,000             52,250                52,250
Little Switzerland                          4,000             17,557             15,000                15,000
Ohio Edison                                 1,000             25,000             26,125                26,125
Time Warner                                 1,000             25,000             25,500                25,500
Niagra Mohawk Power                         1,000             23,997             23,625                23,625
Magnum Petroleum                           30,000             99,212             86,250                86,250
Nevada Power                                1,000             23,512             22,250                22,250
North American Gov't.                         616              6,075              5,196                 5,196
Oxford Capital Corp.                       10,000              8,880             20,000                20,000
Parallel Technologies                     245,000            210,778             49,000                49,000
RJR Nabisco                                 3,000             75,000             78,000                78,000
The Rothchild Companies, Inc.*              2,000               -                   100                   100
Vanderbilt Square Corp.*                  552,914             48,005             51,974                51,974
                                                            $798,070           $588,830              $588,830

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

                                           DECEMBER 31, 1996


                             Balance at                          Charged to                  Balance
                             Beginning        Charged to        Other Accounts  Deductions   at End of
Description                  Period        Costs & Expenses     -Describe-      -Describe-   Period

Allowance for market
 decline of investment in
 marketable securities       $ 209,239     $ 88,225             $     -         $   -        $ 297,464



Allowance for doubtful
 accounts                    $   2,500     $    -               $     -         $   -        $   2,500


                               CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                           DECEMBER 31, 1995

                             Balance at                           Charged to                      Balance
                             Beginning        Charged to         Other Accounts    Deductions     at End of
Description                  Period           Costs & Expenses     -Describe-      -Describe-     Period

Allowance for market
 decline of investment in
 marketable securities       $ 178,438        $ 30,801            $     -          $     -        $ 209,239



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

Allowance for market
 decline of investment
 in marketable equity
 securities                 $ 40,323         $ 138,115              $     -           $     -       $ 178,438



Allowance for doubtful
 accounts                   $  2,500          $    -                $     -           $     -       $   2,500


                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                                SCHEDULE X
                SUPPLEMENTARY INCOME STATEMENT INFORMATION

                            DECEMBER 31, 1996


                                                  Charged to Costs
               Item                                 and Expenses

1.    Maintenance and repairs                        $   9,576

2.    Depreciation and amortization                     (1)

3.    Taxes, other than payroll
           and income taxes                              6,644

4.    Royalties                                           -

5.    Advertising                                         -








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