Form 10-Q
period 1997-03-31
CORRECTIONS SERVICES INC
filed 1997-05-12
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                  FORM 10-Q

        [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1997

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

5,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT MAY 12, 1997, INCLUDING 150,000 SHARES HELD BY THE ISSUER IN TREASURY. 5,126,900 SHARES WERE OUTSTANDING AT MAY 12, 1997.

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                    INDEX


PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - March 31, 1997 (Unaudited) and December 31, 1996 (Audited).

            Consolidated Statement of Operations - Three months ended March 31, 1997 and 1996 (Unaudited).

            Consolidated Statement of Shareholders' Equity - December 31, 1993 through March 31, 1997.

            Consolidated Statement of Cash Flows - Three months ended March 31, 1997 and 1996 (Unaudited).

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

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                               March 31,      December 31,
                                                 1997             1996
                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                    $  255,346     $  336,678
  Investment in marketable
    trading securities - at
    market                                        653,350        660,769
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1997 and 1996            32,455         62,710
  Accounts receivable - other                       8,379          7,701
  Inventory                                       148,215        127,255
  Other                                             9,618          4,804

         TOTAL CURRENT ASSETS                   1,107,363      1,199,917


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $135,902
  in 1997 and $135,442 in 1996                     2,481          2,941
Other                                              2,293          2,238

TOTAL ASSETS                                  $1,112,137     $1,205,096

















See accompanying notes to consolidated financial statements.


                                 -4(a)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                               (Continued)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,       December 31,
                                              1997             1996
                                           (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade          $    53,741      $    60,860
  Deferred revenue                              33,325           74,230

     TOTAL CURRENT LIABILITIES                  87,066          135,090


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    5,276,900 shares issued in
    1997 and 1996; 5,126,900 shares
    outstanding in 1997 and 1996                   528              528
  Additional paid-in capital                 2,095,391        2,095,391
  Accumulated deficit                      ( 1,044,198)     (   999,263)
                                             1,051,721        1,096,656

  Less treasury stock, 150,000
    shares at cost in 1997 and 1996        (   26,650)      (    26,650)


     TOTAL SHAREHOLDERS' EQUITY             1,025,071         1,070,006

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $ 1,112,137       $ 1,205,096












See accompanying notes to consolidated financial statements.

                                 -4(b)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF OPERATIONS


                                             Three Months Ended
                                       March 31,           March 31,
                                         1997                1996   *
                                      (Unaudited)         (Unaudited)
REVENUES:
  Net sales                           $   24,941          $   84,790
  Lease income                             4,050                --
  Repair and maintenance
   fee income                             44,537              46,043

                                          73,528             130,833
COST AND EXPENSES:
  Cost of sales (excluding
    depreciation and
    amortization)                         49,299              54,185
  Depreciation & amortization                459                 914
  Selling, general and
    administrative expense                66,051              71,538

     TOTAL OPERATING EXPENSES            115,809             126,637

INCOME (LOSS) FROM OPERATIONS            (42,281)              4,196

OTHER INCOME (EXPENSE)
  Interest and
   dividend income                        12,399               9,143
  Realized and unrealized
    gain (loss) on
    marketable securities                (15,067)             75,704
  Other                                       14                  -

NET INCOME (LOSS)                     $  (44,935)         $   89,043

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                          5,126,900           5,126,900

NET INCOME (LOSS)
  PER COMMON SHARE                    $ (.01)             $    .02



*Reclassified for comparative purposes



     See accompanying notes to consolidated financial statements

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                 FROM DECEMBER 31, 1993 THROUGH March 31, 1997

                            Common Stock
                         $.0001 Par Value
                             Authorized           Addt'l         Retained
                         10,000,000 Shares        Paid-In        Earnings        Treasury
                          Shares      Amount      Capital        (Deficit)        Stock      Total

Balance - 12/31/93      5,201,900     $  528    $ 2,095,391     $(1,150,961)     $( 7,900)   $   937,058

Net Income for period       --          --            --             61,412          --           61,412

Purchase of Treasury
 Shares                  (75,000)       --            --              --          (18,750)       (18,750)


Balance - 12/31/94      5,126,900        528      2,095,391     (1,089,549)       (26,650)       979,720

Net Loss for period         --          --            --           (22,717)         --           (22,717)


Balance - 12/31/95      5,126,900        528      2,095,391     (1,112,266)       (26,650)       957,003

Net Income for period       --          --            --           113,003          --           113,003


Balance - 12/31/96      5,126,900        528      2,095,391     (  999,263)       (26,650)     1,070,006

Net Loss for period         --          --            --        (   44,935)        --            (44,935)


Balance - 03/31/97      5,126,900*    $  528     $2,095,391    $(1,044,198)     $ (26,650)   $ 1,025,071



*  Shown on the accompanying Balance Sheet as follows:     Issued:                5,276,900
                                                           Treasury  Shares:     (  150,000)
                                                                                  5,126,900

See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       Three Months Ended
                                                   March 31,          March 31,
                                                     1997               1996
                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit <Loss>                              $    (44,935)       $   89,043
  Adjustments to reconcile net income
    <loss> to net cash (used in)
    provided by operating activities:
  Depreciation and amortization                           459               914
  (Gain) Loss on sale of marketable
    securities                                   (     35,912)        (  26,435)
  Allowance for market decline
    of securities                                      50,979         (  49,269)
  Purchase of marketable trading
    securities                                   (    106,279)        ( 150,465)
  Proceeds from sale of marketable
    trading securities                                 98,631
223,036
  Changes in operating assets
    and liabilities:
  (Increase) decrease in trade
    accounts receivable                                30,255         (  17,492)
  (Increase) decrease in inventory               (     20,960)        (     597)
  (Increase) decrease in accounts
    receivable - Other                           (        677)        (     253)
  (Increase) decrease in other assets            (      4,869)        (   4,773)
  Increase (decrease) in accounts
    payable and accrued expenses                 (      7,119)        (   6,478)
  Increase (decrease) in deferred
    revenue                                      (     40,905)           72,165

  Total adjustments                              (     36,397)           40,353

  Net cash provided by (used in)
    operating activities                         (     81,332)          129,396

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     --          (     636)
  Net cash (used in) provided by
    investing activities                                 --          (     636)





                                     -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Contd..

                                                      Three Months Ended
                                                   March 31,          March 31,
                                                     1997               1996
                                                 (Unaudited)       (Unaudited)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               $(   81,332)     $  128,760

CASH AND CASH EQUIVALENTS -
  Beginning of period                                336,678         261,385

CASH AND CASH EQUIVALENTS -
  End of period                                 $    255,346     $   390,145


See Accompanying Notes to Consolidated Financial Statements.



























                                 -7(b)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             March 31, 1997
                               (Unaudited)

NOTE 1 - FAIR PRESENTATION

The balance sheet as of March 31, 1997, the statement of operations for the three months ended March 31, 1997 and 1996, the statement of shareholders' equity as of March 31, 1997 and the statement of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at March 31, 1997 and for all periods presented have been made.

The condensed financial statements as of December 31, 1996, 1995 and 1994 have been derived from audited financial statements.

The operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996, and for the year then ended.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS (LOSS) PER SHARE

For the three month periods ended March 31, 1997 and 1996, per share information was computed using the weighted average number of common shares outstanding during the periods.

NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounts

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              March 31, 1997
                               (Unaudited)


to $653,350 at March 31, 1997, and $660,769 at December 31, 1996.  The
cost of these investments is $1,001,793 and $958,234 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".


NOTE 5 - INCOME TAXES

The Company does not provide for any income taxes since it has net operating losses to offset any provision for income taxes. The Company has fully reserved for the benefit of the net operating loss carryfowards.

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     (a) Financial Condition. At March 31, 1997, the Company had current assets of $1,107,363 as compared to $1,199,917 at December 31, 1996, total assets of $1,112,137 as compared to $1,205,096 at December 31, 1996, current liabilities of $87,066 as compared to $135,090 at December 31, 1996 and a current net worth of $1,025,071 as compared to $1,070,006 at December 31, 1996. The change in net worth was attributable to the net loss incurred for the three months ended March 31, 1997.

     (a)(1) Liquidity. During the three (3) months ended March 31, 1997, the Company had an decrease in cash and cash equivalents of $81,332 due principally to the net loss incurred for the period.

     The Company's operating expenses have continued in this reporting period, at what the Company believes to be a minimal level. The Company has no present commitments that are reasonably likely to result in its liquidity increasing or decreasing in any material way. In addition, the Registrant knows of no trend, additional demand, event or uncertainties that will result in, or that are reasonably likely to result in, its liquidity increasing or decreasing in any material way. The Company continues to have no fixed executory obligations.

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

     (a)(3) Results of Operations. The Company's revenues for the three (3) months ending March 31, 1997 were $73,528 as compared to $130,833 for the three (3) month period ended March 31, 1996. The reduction in revenues was due to a decline in sales of new units.

     Costs and expenses for the three(3) months ended March 31, 1997, amounted to $115,809, as compared to $126,637 for the period ended March 31, 1996. Costs and expenses decreased in comparison to the comparable three (3) month period in 1996, primarily due to decreased selling, general and administrative expenses and decreased cost of sales.

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY


     The Company realized a net loss of ($44,935) for the three (3) month period ended March 31, 1997 as compared to a net profit of $89,043 for the three (3) month period ended March 31, 1996. The decrease was primarily due to a decrease in realized and unrealized gain on marketable trading securities and a decline in the sale of new units.

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


                                   CORRECTIONS SERVICES, INC.



Date: May 13, 1997                 /s/Norman H. Becker
                                   Norman H. Becker, President


Date: May 13, 1997                 /s/Diane Martini
                                   Diane Martini, Secretary/Treasurer


Date: May ___, 1997
                                   Frank R. Bauer, Vice President