Form 10-Q
period 1997-06-30
CORRECTIONS SERVICES INC
filed 1997-08-11
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

         [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1997

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

5,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT JULY 26, 1997, INCLUDING 150,000 SHARES HELD BY THE ISSUER IN TREASURY. 5,126,900 SHARES WERE OUTSTANDING AT JULY 26, 1997.

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - June 30, 1997 (Unaudited) and December 31, 1996 (Audited).

Consolidated Statement of Operations - Three months and six months ended June 30, 1997 and 1996 (Unaudited).

Consolidated Statement of Shareholders' Equity - December 31, 1993 through June 30, 1997.

Consolidated Statement of Cash Flows - Six months ended June 30, 1997 and 1996 (Unaudited).

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

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                   June 30,     December 31,
                                                     1997          1996
                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  227,537     $  336,678
  Investment in marketable
    trading securities - at
    market                                          657,745        660,769
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1997 and 1996              52,317         62,710
  Accounts receivable - other                        13,010          7,701
  Inventory                                         131,283        127,255
  Other                                               9,143          4,804

         TOTAL CURRENT ASSETS                     1,091,035      1,199,917


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $136,362
  in 1997 and $135,442 in 1996                        2,021          2,941
Other                                                 2,293          2,238

TOTAL ASSETS                                     $1,095,349     $1,205,096

















See accompanying notes to consolidated financial statements.


                                 -4(a)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                               (Continued)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                            June 30,       December 31,
                                              1997            1996
                                          (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade          $    54,724      $    60,860
  Deferred revenue                              16,782           74,230

     TOTAL CURRENT LIABILITIES                  71,506          135,090


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    5,276,900 shares issued in
    1997 and 1996; 5,126,900 shares
    outstanding in 1997 and 1996                   528             528
  Additional paid-in capital                 2,095,391       2,095,391
  Accumulated deficit                      ( 1,045,426)    (   999,263)
                                             1,050,493       1,096,656

  Less treasury stock, 150,000
    shares at cost in 1997 and 1996        (    26,650)    (   26,650)


     TOTAL SHAREHOLDERS' EQUITY              1,023,843      1,070,006

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $ 1,095,349    $ 1,205,096













See accompanying notes to consolidated financial statements.

                                 -4(b)-

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months Ended                 Six Months Ended
                                               June 30,                         June 30,
                                        1997            1996              1997           1996
                                      (Unaudited)    (Unaudited)       (Unaudited)     (Unaudited)
REVENUES:
  Net sales                           $   48,106      $   60,110       $ 73,047         $  144,900
  Lease income                             3,015          34,134          7,065             34,134
  Repair and maintenance
   fee income                             43,148          48,897         87,685             94,940

                                          94,269         143,141        167,797            273,974
COST AND EXPENSES:
  Cost of sales (excluding
    depreciation and
    amortization)                         53,766          52,664        103,065           106,849
  Depreciation & amortization                461             611            920             1,525
  Selling, general and
    administrative expense                63,102          78,292        129,153           149,830
     TOTAL OPERATING EXPENSES            117,329         131,567        233,138           258,204

INCOME (LOSS) FROM OPERATIONS            (23,060)         11,574        (65,341)           15,770

OTHER INCOME (EXPENSE)
  Interest and
   dividend income                        11,985          10,182         24,384            19,325
  Realized and unrealized
    gain (loss) on
    marketable securities                  9,834          72,922         (5,233)          148,626
  Other                                       13              50             27                50

NET INCOME (LOSS)                      $   1,228      $   94,728    $   (46,163)       $  183,771

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                          5,126,900       5,126,900     5,126,900          5,126,900

NET INCOME (LOSS)
  PER COMMON SHARE                     $    --        $    .02      $    (.01)          $    .04


*Reclassified for comparative purposes

     See accompanying notes to consolidated financial statements

                      CORRECTIONS SERVICES, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                     FROM DECEMBER 31, 1993 THROUGH June 30, 1997

                            Common Stock
                         $.0001 Par Value
                             Authorized           Addt'l         Retained
                         10,000,000 Shares        Paid-In        Earnings        Treasury
                          Shares      Amount      Capital        (Deficit)         Stock     Total

Balance - 12/31/93      5,201,900     $  528    $ 2,095,391      $(1,150,961)    $( 7,900)   $   937,058

Net Income for period       --          --            --              61,412          --          61,412

Purchase of Treasury
 Shares                   (75,000)      --            --               --         (18,750)      ( 18,750)


Balance - 12/31/94      5,126,900        528      2,095,391      (1,089,549)      (26,650)       979,720

Net Loss for period         --          --            --         (   22,717)         --         ( 22,717)


Balance - 12/31/95      5,126,900        528      2,095,391      (1,112,266)      (26,650)       957,003

Net Income for period       --          --            --            113,003        --            113,003


Balance - 12/31/96      5,126,900        528      2,095,391     (   999,263)      (26,650)     1,070,006

Net Loss for period         --          --            --        (    46,163)       --           ( 46,163)


Balance - 06/30/97      5,126,900*    $  528     $2,095,391     ( 1,045,426)    $ (26,650)   $ 1,023,843


*  Shown on the accompanying Balance Sheet as follows:   Issued:                5,276,900
                                                         Treasury Shares:     (  150,000)
                                                                                5,126,900

See accompanying notes to consolidated financial statements.

                     CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        Six Months Ended
                                                   June 30,            June 30,
                                                     1997                1996
                                                 (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit <Loss>                              $    (46,163)       $    183,771
  Adjustments to reconcile net income
    <loss> to net cash (used in)
    provided by operating activities:
  Depreciation and amortization                           920               1,525
  (Gain) Loss on sale of marketable
    securities                                   (     37,341)        (   126,757)
  Allowance for market decline
    of securities                                      42,574         (    21,869)
  Purchase of marketable trading
    securities                                   (    118,563)        (   414,719)
  Proceeds from sale of marketable
    trading securities                                113,107             480,357
  Changes in operating assets
    and liabilities:
  (Increase) decrease in trade
    accounts receivable                                10,393
13,521
  (Increase) decrease in inventory               (      4,028)        (   10,843)
  (Increase) decrease in accounts
    receivable - Other                           (      2,062)        (    3,943)
  (Increase) decrease in other assets            (      4,394)        (    4,209)
  Increase (decrease) in accounts
    payable and accrued expenses                 (      6,136)        (   14,134)
  Increase (decrease) in deferred
    revenue                                      (     57,448)            16,471

  Total adjustments                              (     62,978)        (   84,600)

  Net cash provided by (used in)
    operating activities                         (    109,141)            99,171

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    --            (      868)
  Net cash (used in) provided by
    investing activities                                --            (      868)












                                     -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Contd..


                                                        Six Months Ended
                                                    June 30,           June 30,
                                                     1997                 1996
                                                 (Unaudited)          (Unaudited)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               $(  109,141)          $   98,303

CASH AND CASH EQUIVALENTS -
  Beginning of period                                336,678              261,385

CASH AND CASH EQUIVALENTS -
  End of period                                  $    227,537          $  359,688




See Accompanying Notes to Consolidated Financial Statements.































                                    -7(b)-

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              June 30, 1997
                               (Unaudited)

NOTE 1 - FAIR PRESENTATION

The balance sheet as of June 30, 1997, the statement of operations for the three months and six months ended June 30, 1997 and 1996, the statement of shareholders' equity as of June 30, 1997 and the statement of cash flows for the three months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at June 30, 1997 and for all periods presented have been made.

The condensed financial statements as of December 31, 1996, 1995 and 1994 have been derived from audited financial statements.

The operations for the six months ended June 30, 1997, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

For the six month periods ended June 30, 1997 and 1996, per share information was computed using the weighted average number of common shares outstanding during the periods.

NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in

                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                June 30, 1997
                                 (Unaudited)


marketable trading securities amounts to $657,745 at June 30, 1997, and $660,769 at December 31, 1996. The cost of these investments is $997,783 and $958,234 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".


NOTE 5 - INCOME TAXES

The Company does not provide for any income taxes since it has net operating losses to offset any provision for income taxes. The Company has fully reserved for the benefit of the net operating loss carryforwards.


NOTE 6 - POST BALANCE SHEET EVENT

On July 28, 1997, the Company entered into a Capital Stock Purchase Agreement pursuant to which it will acquire all of the issued and outstanding stock of Hi-Tech Leasing, Inc. which is now a wholly owned subsidiary of Vanderbilt Square Corp. in exchange for 2,000,000 shares of the Company's authorized but previously unissued restricted common stock. The transaction will be treated as a purchase, and operations of the acquired company will be included in the operations of the Company from the date of acquisition.

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     (a) Financial Condition. At June 30, 1997, the Company had current assets of $1,091,035 as compared to $1,199,917 at December 31, 1996, total assets of $1,095,349 as compared to $1,205,096 at December 31, 1996, current liabilities of $71,506 as compared to $135,090 at December 31, 1996 and a current net worth of $1,023,843 as compared to $1,070,006 at December 31, 1996. The change in net worth was attributable to the net loss incurred for the six months ended June 30, 1997.

     (a)(1) Liquidity. During the six (6) months ended June 30, 1997, the Company had a decrease in cash and cash equivalents of $109,141 due principally to the net loss incurred for the period.

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

     (a)(3) Results of Operations. The Company's revenues for the six (6) months ending June 30, 1997 were $167,797 as compared to $273,974 for the six
(6) month period ended June 30, 1996. The reduction in revenues was due to a decline in sales of new units and decreased lease income. Revenues for the three (3) months ended June 30, 1997 were $94,269 as compared to $143,141 for the same period in 1996. The principal reason for the decrease was a decrease in the sale of new units and decreased lease income.

     Costs and expenses for the six(6) months ended June 30, 1997, amounted to $233,138, as compared to $258,204 for the period ended June 30, 1996. Costs and expenses decreased in comparison to the

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY


comparable six (6) month period in 1996, primarily due to decreased selling, general and administrative expenses and decreased cost of sales. Costs and expenses for the three (3) months ended June 30, 1997 were $117,329 as compared to $131,567 for the same period in 1996. The principal reason for the decrease in costs and expenses was a decrease in selling, general and administrative expenses.

     The Company realized a net loss of ($46,163) for the six (6) month period ended June 30, 1997 as compared to a net profit of $183,771 for the six (6) month period ended June 30, 1996. The decrease was primarily due to a decrease in realized and unrealized gain on marketable trading securities and a decline in the sale of new units. The Company realized a net profit of $1,228 for the three (3) month period ended June 30, 1997 as compared to a net profit of $94,728 for the three (3) month period ended June 30, 1996. The decrease was primarily due to a decrease in realized and unrealized gain on marketable securities, a decline in the sale of new units and decreased lease income.

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

   (b)The Registrant filed no Current Reports on Form 8-K during this reporting period. On July 28, 1997, the Registrant filed a Current Report on Form 8-K.

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORRECTIONS SERVICES, INC.



Date: August 7, 1997                   /s/Norman H. Becker
                                       Norman H. Becker, President


Date: August 7, 1997                   /s/Diane Martini
                                       Diane Martini, Secretary/Treasurer


Date: August ___, 1997
                                       Frank R. Bauer, Vice President