Form 10-Q
period 1997-09-30
CORRECTIONS SERVICES INC
filed 1997-11-17
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 1997

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

5,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT NOVEMBER 10, 1997, INCLUDING 25,000 SHARES HELD BY THE ISSUER IN TREASURY. 5,126,900 SHARES WERE OUTSTANDING AT NOVEMBER 10, 1997.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                                 INDEX


PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - September 30, 1997 (Unaudited) and December 31, 1996 (Audited).

Consolidated Statement of Operations - Three months and Nine months ended September 30, 1997 and 1996 (Unaudited).

Consolidated Statement of Shareholders' Equity - December 31, 1993 through September 30, 1997.

Consolidated Statement of Cash Flows - Nine months ended September 30, 1997 and 1996 (Unaudited).

Notes to Consolidated Financial Statements.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


PART II.     OTHER INFORMATION

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

     SIGNATURES

              CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                         September 30,     December 31,
                                             1997              1996
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents              $  556,552        $  336,678
  Investment in marketable
    trading securities - at
    market                                  925,679           660,769
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1997 and 1996      35,856            62,710
  Accounts receivable - other                33,165             7,701
  Notes receivable - Current:
    Affiliate                                 4,722              -
    Other                                    30,105              -
  Net investment in direct financing
   leases - Current                           3,691              -
  Accrued interest receivable                 1,824              -
  Inventory                                 125,180           127,255
  Other                                       6,751             4,804

    TOTAL CURRENT ASSETS                  1,723,525         1,199,917


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $140,742
  in 1997 and $135,442 in 1996                1,561             2,941

NOTES RECEIVABLE - Non-Current:
  Affiliate                                  11,620              -
  Other                                      40,089              -

NET INVESTMENT IN DIRECT FINANCING
  LEASES - Non-Current                        5,758              -
Other                                         2,293            2,238

TOTAL ASSETS                             $1,784,846       $1,205,096








See accompanying notes to consolidated financial statements.


                                 -4(a)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                               (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                        September 30,     December 31,
                                            1997            1996
                                         (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade          $    57,237      $    60,860
  Deferred revenue                              55,525           74,230

     TOTAL CURRENT LIABILITIES                 112,762          135,090


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    issued 7,276,900 shares at
    September 30, 1997 & 5,276,900
    shares at December 31, 1996.
    Outstanding 7,251,900 shares
    at September 30, 1997 & 5,126,900
    shares at December 31, 1996.                   728              528
  Additional paid-in capital                 2,821,667        2,095,391
  Accumulated deficit                      ( 1,144,206)     (   999,263)
                                             1,678,189        1,096,656

  Less treasury stock, 25,000
    shares at September 30, 1997 and
    150,000 shares at December 31,
    1996                                   (     6,105)      (   26,650)


     TOTAL SHAREHOLDERS' EQUITY              1,672,084        1,070,006

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $ 1,784,846      $ 1,205,096












See accompanying notes to consolidated financial statements.

                                 -4(b)-

                                    CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS

                                        Three Months Ended                Nine Months Ended
                                           September 30,                    September 30,
                                        1997            1996            1997           1996
                                     (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
REVENUES:
  Net sales                         $   40,694      $   50,412       $   113,741     $  195,312
  Lease income                            -             34,133             7,065         68,267
  Repair and maintenance
   fee income                           38,076          39,990           125,761        134,930

                                        78,770         124,535           246,567        398,509
COST AND EXPENSES:
  Cost of sales (excluding
    depreciation and
    amortization)                       43,981          47,563           147,046        154,412
  Depreciation & amortization              460             577             1,380          2,102
  Selling, general and
    administrative expense              92,104          63,079           221,257        212,909
TOTAL OPERATING EXPENSES               136,545         111,219           369,683        369,423

INCOME (LOSS) FROM OPERATIONS          (57,775)         13,316          (123,116)        29,086

OTHER INCOME (EXPENSE)
  Interest and
   dividend income                      24,141          11,069            48,525         30,394
  Realized and unrealized
    gain (loss) on
    marketable securities             ( 65,304)       ( 10,566)         (70,537)       138,060
  Direct finance lease income              132            -                 132           -
  Other                                     26              25               53             75

NET INCOME (LOSS)                   $(  98,780)     $   13,844       $( 144,943)    $  197,615

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING       6,541,791       5,126,900        5,603,640      5,126,900

NET INCOME (LOSS)
  PER COMMON SHARE                  $(     .02)     $    -           $(    .03)     $     .04


See accompanying notes to consolidated financial statements

                         CORRECTIONS SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                      FROM DECEMBER 31, 1993 THROUGH SEPTEMBER 30, 1997

                            Common Stock
                         $.0001 Par Value
                             Authorized         Addt'l           Retained
                         10,000,000 Shares      Paid-In          Earnings         Treasury
                          Shares      Amount    Capital          (Deficit)        Stock      Total

Balance - 12/31/93      5,201,900     $  528    $ 2,095,391      $(1,150,961)     $( 7,900)  $   937,058

Net Income for period       --          --            --              61,412          --          61,412

Purchase of Treasury
 Shares                   (75,000)      --            --               --         (18,750)      (18,750)


Balance - 12/31/94      5,126,900        528      2,095,391      (1,089,549)      (26,650)       979,720

Net Loss for period         --          --            --            (22,717)         --          (22,717)


Balance - 12/31/95      5,126,900        528      2,095,391      (1,112,266)      (26,650)       957,003

Net Income for period       --          --            --            113,003        --            113,003


Balance - 12/31/96      5,126,900        528      2,095,391     (   999,263)      (26,650)     1,070,006

Acquisition of Hi-Tech
 Leasing, Inc.          2,000,000        200        736,788           --             --          736,988

Shares issued re:
 acquisition of Prof.     150,000       ---       (   10,512)         --           26,650         16,138
 Programmers, Inc.


                           CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                         FROM DECEMBER 31, 1993 THROUGH SEPTEMBER 30, 1997

Contd..

                            Common Stock
                         $.0001 Par Value
                             Authorized           Addt'l         Retained
                         10,000,000 Shares        Paid-In        Earnings       Treasury
                          Shares      Amount      Capital        (Deficit)      Stock       Total
Acquisition of Treasury
 Shares                  (  25,000)      --            --            --        (   6,105)    (     6,105)

Net Loss for period          --          --            --        (  144,943)       --        (   144,943)


Balance - 09/30/97        7,251,900*    $  728     $2,821,667    $(1,144,206)  $ ( 6,105)   $  1,672,084

*  Shown on the accompanying Balance Sheet as follows:     Issued:               7,276,900
                                                           Treasury Shares:     (   25,000)
                                                                                 7,251,900


See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine Months Ended
                                            September 30,  September 30,
                                                1997           1996
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit <Loss>                         $(   144,943)  $   197,615
  Adjustments to reconcile net income
    <loss> to net cash (used in)
    provided by operating activities:
  Depreciation and amortization                    1,380         2,102
  (Gain) Loss on sale of marketable
    securities                              (     39,445)   (  140,345)
  Allowance for market decline
    of securities                                109,982         2,285
  Purchase of marketable trading
    securities                              (    223,593)   (  538,736)
  Proceeds from sale of marketable
    trading securities                           309,966       603,894
  Changes in operating assets
    and liabilities:
  (Increase) decrease in trade
    accounts receivable                           26,854        37,467
  (Increase) decrease in inventory                 2,075           524
  (Increase) decrease in accounts
    receivable - other                            16,385    (      208)
  (Increase) in accrued interest receivable  (     1,824)         -
  (Increase) decrease in other assets        (     2,002)   (    2,015)
  Increase (decrease) in accounts
    payable and accrued expenses             (     3,623)   (   17,398)
  Increase (decrease) in deferred
    revenue                                  (    18,705)   (   23,566)

  Total adjustments                              177,450    (   75,996)

  Net cash provided by (used in)
    operating activities                          32,507       121,619

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                --       (      868)
  Principal collections of notes
    receivable - affiliate                          752           -
  Principal collections of notes
    receivable - other                           16,204           -
  Advances paid on notes receivable - other   (  43,958)          -
  Principal collections of direct financing
    leases                                          586           -
  Net cash (used in) provided by
    investing activities                     (   26,416)    (      868)



                                 -8(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Contd..


                                            Nine Months Ended
                                         September 30,     September 30,
                                             1997              1996
                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of treasury stock                 $    16,138       $     -
  Issuance of Common Stock                   197,645             -

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       213,783             -

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           219,874          120,751

CASH AND CASH EQUIVALENTS -
  Beginning of period                        336,678          261,385

CASH AND CASH EQUIVALENTS -
  End of period                          $   556,552      $   382,136



See Accompanying Notes to Consolidated Financial Statements.























                                 -8(b)-

                CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                           September 30, 1997
                              (Unaudited)

NOTE 1 - FAIR PRESENTATION

The balance sheet as of September 30, 1997, the statement of operations for the three months and nine months ended September 30, 1997 and 1996, the statement of shareholders' equity as of September 30, 1997 and the statement of cash flows for the three months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1997 and for all periods presented have been made.

The condensed financial statements as of December 31, 1996, 1995 and 1994 have been derived from audited financial statements.

The operations for the nine months ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996, and for the year then ended.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements include accounts of the Company and its wholly-owned subsidiaries, Corrections Systems International, Inc., Hi-Tech Leasing, Inc. and Professional Programmers, Inc. from their respective dates of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS (LOSS) PER SHARE

For the nine month periods ended September 30, 1997 and 1996, per share information was computed using the weighted average number of common shares outstanding during the periods.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                          September 30, 1997
                              (Unaudited)

NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounts to $925,679 at September 30, 1997, and $660,769 at December 31, 1996. The
cost of these investments is $1,240,318 and $958,234 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".


NOTE 5 - INCOME TAXES

The Company does not provide for any income taxes since it has net operating losses to offset any provision for income taxes. The Company has fully reserved for the benefit of the net operating loss carryforwards.


NOTE 6 - DIRECT FINANCING LEASES

The net investment in direct financing leases consists of the gross amount of the lease, net of deferred interest and allowance for doubtful accounts.


NOTE 7 - OTHER INFORMATION & SUPPLEMENTAL CASH FLOW DISCLOSURES

On July 28, 1997, the Company entered into a Capital Stock Purchase Agreement pursuant to which it acquired all of the issued and outstanding stock of Hi-Tech Leasing, Inc. which was a wholly owned subsidiary of Vanderbilt Square Corp. in exchange for 2,000,000 shares of the Company's authorized but previously unissued restricted common stock, with a fair value of $731,000. The transaction was treated as a purchase, and operations of the acquired company will be included in the operations of the Company from the date of acquisition. On September 30, 1997, the Company acquired all the issued and outstanding stock of Professional Programmers, Inc. in exchange for 150,000 shares of the Company's treasury stock. Fair value of the assets received amounted to $16,138.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     (a) Financial Condition. At September 30, 1997, the Company had current assets of $1,723,525 as compared to $1,199,917 at December 31, 1996, total assets of $1,784,846 as compared to $1,205,096 at December 31, 1996, current liabilities of $112,726 as compared to $135,090 at December 31, 1996 and a current net worth of $1,672,084 as compared to $1,070,006 at December 31, 1996. The change in net worth was attributable to the net profit incurred for the nine months ended September 30, 1997 and the acquisition of Hi-Tech Leasing, Inc. and Professional Programmers, Inc.

     (a)(1) Liquidity. During the six (6) months ended September 30, 1997, the Company had an increase in cash and cash equivalents of $219,784 due principally to the net profit incurred for the period and the acquisition of Hi-Tech Leasing, Inc. and Professional Programmers, Inc.

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

     (a)(3) Results of Operations. The Company's revenues for the nine (9) months ending September 30, 1997 were $246,567 as compared to $398,509 for the nine (9) month period ended September 30, 1996. The reduction in revenues was due to a decline in sales of new units and decreased lease income. Revenues for the three (3) months ended September 30, 1997 were $78,770 as compared to

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


$124,535 for the same period in 1996. The principal reason for the decrease was a decrease in the sale of new units and decreased lease income.

     Costs and expenses for the nine(9) months ended September 30, 1997, amounted to $369,683, as compared to $369,423 for the period ended September 30, 1996. Costs and expenses increased slightly in comparison to the comparable nine (9) month period in 1996, primarily due to increased selling, general and administrative expenses. Costs and expenses for the three (3) months ended September 30, 1997 were $136,545 as compared to $111,219 for the same period in 1996. The principal reason for the decrease in costs and expenses was an increase in selling, general and administrative expenses.

     The Company realized a net loss of ($144,943) for the nine (9) month period ended September 30, 1997 as compared to a net profit of $197,615 for the nine (9) month period ended September 30, 1996. The decrease was primarily due to a decrease in realized and unrealized gain on marketable trading securities and a decline in the sale of new units. The Company realized a net loss of ($98,780) for the three (3) month period ended September 30, 1997 as compared to a net profit of $13,844 for the three (3) month period ended September 30, 1996. The decrease was primarily due to a decrease in realized and unrealized gain on marketable securities, a decline in the sale of new units and decreased lease income.

     The Registrant knows of no trends or uncertainties, or other items, that had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on revenues or income from future operations, if any. Moreover, Registrant knows of no events that will cause a material change in the relationship between its costs and revenues.

                CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                        PART II - OTHER INFORMATION


ITEM 6.  -    EXHIBITS AND REPORTS ON FORM 8-K

   (b) The Registrant filed a Current Report on Form 8-K during this reporting period. On July 28, 1997, the Registrant filed a Current Report on Form 8-K.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CORRECTIONS SERVICES, INC.



Date: November 14, 1997       /s/Norman H. Becker
                              Norman H. Becker, President


Date: November 14, 1997       /s/Diane Martini
                              Diane Martini, Secretary/Treasurer


Date: November __, 1997
                              Frank R. Bauer, Vice President