Form 10-K
period 1997-12-31
CORRECTIONS SERVICES INC
filed 1998-03-31
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 1997

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998, was approximately $1,300,000.00.

    The number of shares of Common Stock, $.0001 par value, of the Registrant issued as of March 25, 1998 was 7,276,900 shares.
    Of that total 7,216,900 shares are outstanding. The Company has 60,000 shares in treasury.

                                  PART I

    ITEM 1.  BUSINESS

    Introduction

    Corrections Services, Inc. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program ("Program") to relieve the need for individual incarceration in a jail or similar full time confinement facility. The Program consists of computer-controlled, electronic signaling systems which permit continuous around the clock monitoring of a client/inmate's presence or absence from his or her residence to ensure compliance with an order of house arrest of the client/inmate.

    Background

    The Company undertook to secure equipment to assemble a system which would be responsive to the needs of corrections authorities and began to market its Program with a new hardware system supplied by an independent manufacturer. During 1986, the Company secured registration of its trademark "In-House-Arrest" from the United States Patent and Trademark office (Registration No. 1,394,745).

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

    Subsequent to the litigation settlement, Marconi sold all of its tangible and intangible assets related to the system's equipment production, sales and service to Aeroflex Laboratories, Inc. of Plainview, New York. After mid-1993, neither Marconi nor Aeroflex had engaged in any operations in the electronic monitoring systems marketplace and/in late May 1994, the Company approached Aeroflex with a view toward purchase of all of the monitoring system assets and release from its earlier non-compete agreement with Marconi.

    On July 1, 1994, the Company both re-acquired from Aeroflex all of the system equipment it had relinquished in the litigation settlement agreement, and acquired all of the other tangible and intangible assets related to production, sales and service of the monitoring system product line previously acquired by Aeroflex from Marconi, including completed parts and parts for construction of additional units, all of the related software, firmware, tooling, tools and test equipment and all intellectual property including patents and design and manufacturing drawings, schematics, information and records. The Company was also able to secure simultaneously unconditional release from the non-compete agreement with Marconi.

    In exchange, the Company paid Aeroflex Laboratories, Inc. the sum of $100,000 in cash and released Aeroflex Laboratories, Inc. and Marconi from liability for equipment field service obligations, including outstanding, unexpired manufacturer's equipment warranties, which obligations were assumed by the Company.

    With completion of the Aeroflex transaction in mid-1994 the Company in effect, negated all of the limiting factors imposed by settlement of the litigation against Marconi in mid-1993. The Company re-entered the marketplace depending upon its then newly acquired, finished equipment inventory. The Company continues to consider alternative manufacturing options for possible future implementation prior to potential exhaustion, if any, of its finished equipment inventory. There can be no assurances that the Company will be able to implement one or more manufacturing options in the event of a need to do so. The Company does not now perceive a near term need to secure and implement a manufacturing option. If unable to do so, however, when and if needed, the Company will be adversely affected.

    Employees

    In addition to its officers, Norman H. Becker and Frank R. Bauer, who each currently devote approximately ten (10%) percent of their time to its activities, and Diane Martini, who currently devotes approximately eighty (80%) percent of her time to its activities, the Company currently has four (4) other full-time employees See Part III., Item 10, Directors and Executive Officers of the Registrant.


    ITEM 2.  PROPERTIES

    The Company occupies its principal offices and shop facilities space on a month-to-month basis at a combined rental and administrative charge of $2,600 per month ($31,200 per annum).

    The Company also occupies warehouse space in the adjacent City of Pompano Beach, Florida on an annual lease basis at a rental of $828 per month ($9,936 per annum).


    ITEM 3.  LEGAL PROCEEDINGS

    The Company is not now a party to any litigation or, to its knowledge, threatened litigation.



    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted, through solicitation of proxies or otherwise, to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

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


                                 COMMON STOCK

Period                             Bid Price       Asked Price
                                 High     Low     High      Low
First Quarter, 1996             $0.125   $0.10   $0.025    $0.20
Second Quarter, 1996            $0.18    $0.125  $0.25     $0.18
Third Quarter, 1996             $0.18    $0.125  $0.25     $0.18
Fourth Quarter, 1996            $0.18    $0.125  $0.25     $0.18
First Quarter, 1997             $0.21    $0.18   $0.25     $0.22
Second Quarter, 1997            $0.20    $0.17   $0.25     $0.22
Third Quarter, 1997             $0.21    $0.18   $0.29     $0.25
Fourth Quarter, 1997            $0.21    $0.18   $0.375    $0.25
January 1, through
  March 25, 1998                $0.29    $0.21   $0.375    $0.25



(b) Holders. As of March 25, 1998, the approximate number of recordholders of Common Stock of the Registrant was 636.

The Company is however generally unable to determine the actual number of beneficial holders of its Common Stock due to Common Stock held for stockholders "in street name" but estimates the current total to be approximately 985.

(c) Dividends. The Registrant has paid no dividends since inception and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Statement of Operations:

                        As of       As of       As of       As of      As of
                      12/31/97    12/31/96    12/31/95    12/31/94    12/31/93

Revenue             $  342,592  $  552,441  $  533,269  $  890,094  $  612,178
Oper. Exp.          $  525,199  $  532,331  $  542,884  $  708,578  $1,058,497
Net Income(Loss)   ($  137,759) $  113,003 ($   22,717) $   61,412  $1,200,364
Weighted No. of
 shs. outstanding    5,936,893   5,126,900   5,126,900   5,179,709   5,181,545
Net Income(Loss)
 per sh. Common
 Stk. Outstanding  ($      .02)     $  .02 ($     .004)   $    .01   $     .23
(See Note A-Notes
  to Fin. Stmts.)


                                            Summary Balance Sheet Information

                    As of       As of       As of       As of       As of
                  12/31/97    12/31/96    12/31/95    12/31/94    12/31/93
Total Assets     $1,758,638  $1,205,096  $1,087,236  $1,101,968  $1,032,050
Total Current    $   92,298  $  135,090  $  120,382  $   98,104  $   85,314
 Liabilities
Tot. Current
 Assets          $1,684,941  $1,199,917  $1,079,708  $1,093,577  $1,015,736
Stkholders'
 Equity          $1,666,340  $1,070,006  $  957,003  $  979,720  $  937,058
Cash Dividends   $    -0-    $    -0-    $    -0-    $    -0-    $    -0-


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

(a) Financial Condition. As of December 31, 1997 the Company had current assets of $1,684.941 compared to $1,199.917 at December 31, 1996, total assets of $1,758,638 compared to $1,205,096 at
December 31, 1996 and shareholders equity of $1,666,340 as compared to $1,070,006 as of December 31, 1996. The increases in current assets and total assets were primarily the result of the Company's increase in cash and marketable trading securities resulting from the acquisition of Hi-Tech Leasing, Inc. Shareholders Equity at December 31, 1997 increased $596,334. to $1,666,340, from
$1,070,006 at December 31, 1996. The increase was primarily the result of the Company's acquisitions of Hi-Tech Leasing, Inc. and Professional Programmers Inc. See Item 8., Financial Statements and Supplementary Data.

Liquidity. The Company had a net increase in cash and cash equivalents for the year ended December 31, 1997 of $127,899, and cash and cash equivalents at the end of the year of $464,577, as compared to an increase in cash and cash equivalents of $75,293, and cash and cash equivalents of $336,678, for the year ended December 31, 1996. See Item 8., Financial Statements and Supplementary Data.

The Company continues to have no fixed executory obligations.

Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance however that it will be able to secure additional credit borrowing, if needed.

Results of Operations. The Company's revenues for the fiscal period ended December 31, 1997, were derived from sales, lease income and repairs and maintenance income.

The Company's revenues decreased $209,849, or 40%), to $342,592 for the fiscal year ended December 31, 1997, as compared to $552,441 for the same period of 1996. The principal reason for decreased revenue was a decline in the sale of new monitoring units.

Operating expenses decreased $7,132, or 1.3%, to $525,199 as compared to $532,331 for the same period last year principally due to a minor decrease in cost of sales. The Company realized a net loss of ($137,759) for the fiscal year ended December 31, 1997, as compared to net income of $113,003 for the same period last year. The decrease in net income was primarily due to a decline in the sale of new units and a decrease in realized and unrealized gain
(loss) on marketable securities.

The operating expenses decrease in the period ended December
31, 1997 of $7,132 in comparison to 1996 operating expenses was primarily attributable to a decrease in cost of sales.

The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 1997.

     On August 27, 1997 the Company's ownership interest in its former affiliate, Vanderbilt Square Corp., was sold to an unrelated third party. With completion of that transaction, the Company essentially ended its affiliate relationship with Vanderbilt Square Corp.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached financial statements and supplementary data.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)(b)  Identification of Directors and Executive Officers

   Name                     Age    Offices Held

   Norman H. Becker         60     President/Director

   Frank Bauer              53     Vice President/Director

   Diane Martini            50     Secretary/Treasurer/Director

   Eugene M. Kennedy        60     Director

   Robert B. Yeakle         59     Director


(1)(c) Identification of Certain Significant Employees. Mr. Becker was also President and a Director of the Company's previous affiliate, Vanderbilt Square Corp., Mr. Kennedy is legal counsel to the Company and also provides legal services to the Company's previous affiliate, Vanderbilt Square Corp.


     (1)(e)  Business Experience.

Norman H. Becker has been a director of the Company since July
1, 1987.  On January 15, 1993, Mr. Becker was appointed the
Company's President.   Mr. Becker was also, since its inception,
an officer and a director of Vanderbilt Square Corp., a publicly held Florida corporation previously affiliated with the Company. Mr. Becker resigned his position as an officer and director of Vanderbilt Square Corp. on August 27, 1998 as an aspect of change of control of that company. Since January, 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Becker is a graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and the Dade Chapter of Florida Institute of Certified Public Accountants.

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

Bauer holds the Bachelor of Business Administration Degree from
Stetson University.

Diane Martini has been Secretary/Treasurer and a director of the Company since January 12, 1993. Ms. Martini was also Secretary/Treasurer of Vanderbilt Square Corp., a former affiliate of the Company. Ms. Martini resigned her position as an officer and director of Vanderbilt Square Corp. on August 27, 1997 as an aspect of change of control of that Company at that time. Ms. Martini is also President and Chief Executive Officer of Financial Communications, Inc., a privately held Florida public relations and business consulting firm. Ms. Martini is married to the Company's principal shareholder, Ronald A. Martini.

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



ITEM 11.  EXECUTIVE COMPENSATION

Compensation

Messrs. Norman H. Becker and Frank Bauer, devote approximately 10% of their time, respectively, to the Company's affairs. Ms. Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or contemplated. The total compensation received by all Executive Officers of the Company during the year ended December 31, 1997 was received entirely by Diane Martini and amounted to $39,000.


                                                   SUMMARY COMPENSATION TABLE
                                          Annual Compensation                 Long-Term Compensation
                                                                                Awards         Payouts
Name and                                                   Other          Restricted                     All
Principal                                                  Annual         Stock     Options/  LTIP       Other
Position              Year     Salary         Bonus(2)    Compensation    Awards     SARS     Payouts    Compensation
Norman H. Becker
 President (1)        1996     $  -0-           --             --           --        --         --           --
  (since 1/15/93)     1997     $  -0-           --             --           --        --         --           --

Frank Bauer (1)
Vice-President        1996     $ -0-            --             --           --        --         --           --
   President          1997     $ -0-            --             --           --        --         --           --

Diane Martini
Secretary/            1996     $37,333          --             --           --        --         --           --
  Treasurer           1997     $39,000          --             --           --        --         --           --
(since 01/12/93)

All Executive
Officers & Former     1996     $37,333          --             --           --        --         --           --
Executive Officers    1997     $39,000          --             --           --        --         --           --
as a Group (3)
Persons (1)


   (1) Mr. Becker received a total of $16,608 in accounting fees from the Company during 1997.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT


          (b)  Security of Ownership of Management

                 Name of             Amount and Nature   Percent
Title of       Beneficial              of Beneficial      of
 Class           Owner                   Ownership       Class(1)
Common Stock   Diane Martini          85,000 Shares        1.2%

Common Stock   Norman H. Becker       291,724 Shares       0.6%

Common Stock   Frank R. Bauer         31,500 Shares        0.4%

Common Stock   Eugene M. Kennedy      50,000 Shares        0.7%

Common Stock   Ronald A. Martini      1,125,806 Shares    15.6%

Common Stock   Robert B. Yeakle (2)   550,000 Shares       7.6%

Common Stock   Corp. Invest. Assoc.   767,700 Shares      10.6%

Common Stock   All Officers and
               Directors as a Group
               (5 persons)            1,008,224 Shares    14.0%



    (1)   Based upon 7,216,900 shares outstanding at March
          25,1998.



          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Transactions with Management and Others

          The Company paid a total of $116,199 to various affiliates of the Company's principal shareholder, Ronald
          A. Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to Consolidated Financial Statements, Note G".

          Certain Business Relationships

          During the year ended December 31, 1997, the Company paid its director, Eugene M. Kennedy, $4,569 in legal fees and costs reimbursement in connection with legal services rendered to the Company by his law firm.

          In addition, the Company paid its President and director, Norman H. Becker accounting fees of $16,608.

                                PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

               Financial Statements:

                    Report of Independent Certified Public
                    Accountant.

                    Consolidated Balance Sheet - December 31, 1997 and December 31, 1996.

                    Consolidated Statement of Operations - Three
                    Years Ended December 31, 1997.

                    Consolidated Statement of Shareholders' Equity
                    - Three Years Ended December 31, 1997.

                    Consolidated Statement of Cash Flows - Three
                    Years Ended December 31, 1997.

                    Notes to Consolidated Financial Statements.

               2.   Exhibits:

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

                    Statement Re:  Computation of per share income
                    (loss):

                    See Note "A"., Notes to Consolidated Financial

                    Statements and Statement of Operations Three
                    Years Ended December 31, 1997.

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

                    Other Documents or Statements to Security
                    Holders:

                    Not applicable.

                    Subsidiaries of the Registrant:

                    Corrections Systems International, Inc.
                    Hi-Tech Leasing, Inc.
                    Professional Programmers Inc.

                    Published report regarding matters submitted to vote of Security Holders:

                    Not applicable.

                    Consents of experts and counsel:

                    Not applicable.

                    Power of Attorney:

                    Not applicable.

                    Additional Exhibits:

                    The Registrant filed no current reports on Form 8-K during the fourth quarter of 1997.

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 30th day of March, 1998.

                                        CORRECTIONS SERVICES, INC.


                                        BY:/s/Norman H. Becker
                                           Norman H. Becker, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signatures                       Title           Date

(i)  Principal Executive Officer   President      March 30, 1998


     /s/Norman H. Becker
     Norman H. Becker

(ii) Principal Financial and       Secretary      March 30, 1998
     Accounting Officer


     /s/Diane Martini
     Diane Martini

(iii) A Majority of the Board      Director       March 30, 1998
      of Directors

     /s/Diane Martini              Director       March 30, 1998
     Diane Martini

                                   Director       March __, 1998
     Frank Bauer

     /s/Norman H. Becker           Director       March 30, 1998
     Norman H. Becker

     /s/Eugene M. Kennedy          Director       March 30, 1998
     Eugene M. Kennedy

                                   Director       March __, 1998
     Robert B. Yeakle