Form 10-Q
period 1998-03-31
CORRECTIONS SERVICES INC
filed 1998-05-14
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1998

                             or

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                         33-02035-A
                  (Commission File Number)

                  CORRECTIONS SERVICES, INC.
    (Exact name of Registrant as specified in its charter)

      Florida                                          59-2508470
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                     Identification Number)

     3040 East Commercial Boulevard, Ft. Lauderdale, FL.  33308
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

7,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT MAY 1, 1998, INCLUDING 75,000 SHARES HELD BY THE ISSUER IN TREASURY. 7,201,900 SHARES WERE OUTSTANDING AT MAY 1, 1998.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                                 INDEX


PART I.FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets - March 31, 1998 (Unaudited) and December 31, 1997 (Audited).

Consolidated Statement of Operations - Three months ended March 31, 1998 and 1997 (Unaudited).

Consolidated Statement of Shareholders' Equity - December 31, 1994 through March 31, 1998.

Consolidated Statement of Cash Flows - Three months ended March 31, 1998 and 1997 (Unaudited).

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

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS



                                           March 31,       December 31,
                                             1998              1997
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 455,161         $ 464,577
  Investment in marketable
    trading securities - at market          887,125           974,660
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1998 and 1997      22,856            43,102
  Accounts receivable - other                14,578            14,989
  Notes receivable - Current:
    Affiliate                                 7,396             4,818
    Other                                    48,921            37,657
  Net investment in direct financing
   leases - Current                           3,841             3,765
  Accrued interest receivable                   942             4,560
  Inventory                                 134,198           131,911
  Other                                       9,410             4,902

    TOTAL CURRENT ASSETS                  1,584,428         1,684,941


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $137,904
  in 1998 and $141,201 in 1997                5,174             1,102

NOTES RECEIVABLE - Non-Current:
  Affiliate                                  17,937            10,379
  Other                                      95,292            55,259

NET INVESTMENT IN DIRECT FINANCING
  LEASES - Non-Current                        3,799             4,788

OTHER                                         2,169             2,169

TOTAL ASSETS                             $1,708,799        $1,758,638




See accompanying notes to consolidated financial statements.


                                   -4(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                               (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,     December 31,
                                              1998            1997
                                           (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses - principally trade          $    13,006      $    49,283
  Deferred revenue                              43,336           43,015

     TOTAL CURRENT LIABILITIES                  56,342           92,298


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    7,276,900 shares issued in 1998
    and 1997.  7,201,900 shares
    outstanding at March 31, 1998 and
    7,216,900 shares outstanding
    at December 31, 1997                           728              728
  Additional paid-in capital                 2,821,667        2,821,667
  Accumulated deficit                       (1,147,374)      (1 137,022)
                                             1,675,021        1,685,373

  Less treasury stock, 75,000
    shares at March 31, 1998 and
    60,000 shares at December 31,
    1997, at cost                              (22,564)         (19,033)


     TOTAL SHAREHOLDERS' EQUITY              1,652,457        1,666,340

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $ 1,708,799      $ 1,758,638







See accompanying notes to consolidated financial statements.

                                   -4(b)-

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS


                                                Three Months Ended
                                              March 31,      March 31,
                                                1998           1997
                                             (Unaudited)   (Unaudited)
REVENUES:
  Net sales                                 $   17,989     $    24,941
  Lease income                                     525           4,050
  Repair and maintenance fee income             45,877          44,537
                                                64,391          73,528

COST AND EXPENSES:
  Operating expenses (excluding
    depreciation and amortization)              34,719          49,299
  Depreciation and amortization                    296             459
  Selling, general and
          administrative expense                75,539          66,051

  TOTAL COSTS AND EXPENSES                     110,554         115,809

(LOSS) FROM OPERATIONS                         (46,163)       (42,281)

OTHER INCOME (EXPENSE):
  Dividend and interest income                  25,042         12,399
  Realized and unrealized gain (loss)
          on marketable trading securities      10,578        (15,067)
  Other                                            191             14

NET (LOSS)                                  $  (10,352)    $  (44,935)

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING               7,205,400      5,126,900

NET (LOSS) PER COMMON SHARE                 $      -       $     (.01)

CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
FROM DECEMBER 31, 1994 THROUGH MARCH 31, 1998

                                  Common Stock
                                $.0001 Par Value                Additional     Retained
                             Authorized 10,000,000 Shares       Paid-In        Earnings       Treasury
                                Shares     Amount               Capital        (Deficit)      Stock        Total
Balance - December 31, 1994   5,126,900    $  528               $ 2,095,391    $(1,089,549)   $(26,650)    $   979,720
Net loss for period                 -          -                     -             (22,717)        -           (22,717)

Balance - December 31, 1995   5,126,900       528                 2,095,391     (1,112,266)    (26,650)        957,003
Net income for period               -          -                     -             113,003         -           113,003

Balance - December 31, 1996   5,126,900       528                 2,095,391     (  999,263)    (26,650)      1,070,006
 Purchase of treasury stock    (522,500)       -                     -               -         (94,985)        (94,985)
 Sale of treasury stock         462,500        -                     -               -          75,952          75,952
 Acquisition of Hi-Tech
  Leasing, Inc.               2,000,000       200                   736,788          -             -           736,988
 Acquisition of Professional
  Programmers, Inc.             150,000        -                    (10,512)         -          26,650          16,138
Net Loss for period                 -          -                     -           ( 137,759)        -          (137,759)

Balance - December 31, 1997   7,216,900       728                 2,821,667     (1,137,022)    (19,033)      1,666,340
 Purchase of treasury stock     (25,000)       -                     -               -          (7,225)         (7,225)
 Sale of treasury stock          10,000        -                     -               -           3,694           3,694
Net Loss for period                 -          -                     -            ( 10,352)        -       (    10,352)

Balance - March 31, 1998      7,201,900*   $  728                $2,821,667    $(1,147,374)  $ (22,564)     $1,652,457


*  Shown on the accompanying
   Balance Sheet as follows:                    Issued: 7,276,900
                                       Treasury Shares:    75,000
                                                        7,201,900


See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three Months Ended
                                              March 31,      March 31,
                                                1998           1997
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                               $    (10,352)  $   (44,935)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                   296           459
    (Gain) loss on sale of marketable
      securities                                (21,190)      (35,912)
    Allowance for market decline
      of securities                              10,612        50,979
  Changes in operating assets
    and liabilities:
    (Increase) decrease in trade
      accounts receivable                        20,246        30,255
    (Increase) decrease in inventory             (4,290)      (20,960)
    (Increase) decrease in accounts
      receivable - other                            411          (677)
    (Increase) decrease in accrued
      interest receivable                         3,618           -
    (Increase) decrease in other assets          (4,508)       (4,869)
    Increase (decrease) in accounts
      payable and accrued expenses              (36,277)       (7,119)
    Increase (decrease) in deferred
      revenue                                       321       (40,905)
    Purchase of marketable trading
      securities                                (48,272)     (106,279)
    Proceeds from sale of marketable
      trading securities                        142,854        98,631

  Total adjustments                              63,821       (36,397)

  Net cash provided by (used in)
    operating activities                         53,469       (81,332)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Advances paid on notes receivable
    - affiliate                                 (11,500)          -
  Advances paid on notes receivable - other     (60,000)          -
  Principal collections of notes
    receivable - affiliate                        1,364           -
  Principal collections of notes
    receivable - other                            8,703           -
  Principal collections of direct financing
    leases                                          913           -
  Purchase of property and equipment             (2,365)          -

  Net cash (used in) provided by
    investing activities                        (62,885)          -


                                   -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three Months Ended
                                              March 31,      March 31,
                                                1998           1997
                                             (Unaudited)   (Unaudited)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (9,416)       (81,332)

CASH AND CASH EQUIVALENTS -
  Beginning of period                           464,577        336,678

CASH AND CASH EQUIVALENTS -
  End of period                            $    455,161   $    255,346


































See accompanying notes to consolidated financial statements.




                                   -7(b)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                March 31, 1998
                                 (Unaudited)



NOTE 1 - FAIR PRESENTATION

The balance sheet as of March 31, 1998, the statement of operations for the three months ended March 31, 1998 and 1997, the statement of shareholders' equity as of March 31, 1998 and the statement of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at March 31, 1998 and for all periods presented have been made.

The condensed financial statements as of December 31, 1997, 1996 and 1995 have been derived from audited financial statements.

The operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997, and for the year then ended.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements include accounts of the Company and its wholly-owned subsidiaries, Corrections Systems International, Inc., Hi-Tech Leasing, Inc. and Professional Programmers, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - EARNINGS (LOSS) PER SHARE

For the three month periods ended March 31, 1998 and 1997, per share information was computed using the weighted average number of common shares outstanding during the periods.

                CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             March 31, 1998
                              (Unaudited)


NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounts to $887,125 at March 31, 1998, and $974,660 at December 31, 1997. The cost of these investments is $1,217,219 and $1,294,142 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".


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

     Financial Condition. At March 31, 1998, the Company had current assets of $1,584,428 as compared to $1,684,941 at December 31, 1997, total assets of $1,708,799 as compared to $1,758,638 at December 31, 1997, and shareholders' equity of $1,652,457 as compared to $1,666,340 as of December 31, 1997. The decrease in current assets and total assets were primarily the result of the Company's decrease in marketable trading securities. Shareholders' equity from March 31, 1998 decreased $13,883 to $1,652,457 from $1,666,340 at
December 31, 1997. The decrease was primarily the result of the Company's loss for the period and the purchase of treasury stock.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 1998 of $9,416, and cash and cash equivalents at March 31, 1998 of $455,161, as compared to a decrease in cash and cash equivalents of $81,332 and cash and cash equivalents of $255,346, for the three months ended March 31, 1997.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit. There can be no assurance however, that it will be able to secure additional credit borrowing, if needed.

     Results of Operations. The Company's revenues for the period ended March 31, 1998, were derived from sales, lease income and repairs and maintenance income.

     The Company's revenues decreased $9,137 or 12% to $64,391 for the three months ended March 31, 1998, as compared to $73,528 for the same period of 1997. The principal reason for decreased revenue was a decline in the sale of new monitoring units.

     Costs and expenses decreased $5,255 or 4.5% to $110,554 as compared to $115,809 for the same period last year principally due to a decrease in cost of sales. The Company realized a net loss of ($10,352) for the three months ended March 31, 1998, as compared to a net loss of ($44,935) for the same period last year. The decrease in net loss was primarily due to an increase in other income.

     The decrease in costs and expenses during the period ended March 31, 1998, in the amount of $5,255, as compared to costs and expenses for the same period of 1997, was primarily attributable to a decrease in operating expenses.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations.

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                        PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the period.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORRECTIONS SERVICES, INC.



Date: May 13, 1998                /s/Norman H. Becker
                                  Norman H. Becker, President


Date: May 13, 1998
                                  Diane Martini, Secretary/Treasurer


Date: ___________, 1998
                                  Frank R. Bauer, Vice President