Form 10-Q
period 1998-06-30
CORRECTIONS SERVICES INC
filed 1998-08-11
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 1998

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

7,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT AUGUST 5, 1998, INCLUDING 25,000 SHARES HELD BY THE ISSUER IN TREASURY. 7,251,900 SHARES WERE OUTSTANDING AT AUGUST 5, 1998.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                                 INDEX


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1998 (Unaudited) and December 31, 1997 (Audited).

          Consolidated Statement of Operations - Three months and six months ended June 30, 1998 and 1997 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1994 through June 30, 1998.

          Consolidated Statement of Cash Flows - Six months ended
          June 30, 1998 and 1997 (Unaudited).

     Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  OTHER INFORMATION

 Item 5.Other Information

 Item 6.Exhibits and Reports on Form 8-K


SIGNATURES

              CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                           June 30,        December 31,
                                             1998              1997
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 341,896         $ 464,577
  Investment in marketable
    trading securities - at market          989,968           974,660
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1998 and 1997      20,353            43,102
  Accounts receivable - other                14,867            14,989
  Notes receivable - Current:
    Affiliate                                11,272             4,818
    Other                                    35,169            37,657
  Net investment in direct financing
   leases - Current                           3,917             3,765
  Accrued interest receivable                 3,768             4,560
  Inventory                                 128,552           131,911
  Other                                       8,949             4,902

    TOTAL CURRENT ASSETS                  1,558,711         1,684,941


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $138,635
  in 1998 and $141,201 in 1997                5,641             1,102

NOTES RECEIVABLE - Non-Current:
  Affiliate                                  21,368            10,379
  Other                                      72,398            55,259

NET INVESTMENT IN DIRECT FINANCING
  LEASES - Non-Current                        2,791             4,788

OTHER                                         2,164             2,169

TOTAL ASSETS                             $1,663,073        $1,758,638









See accompanying notes to consolidated financial statements.


                                -4(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                               (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 30,      December 31,
                                               1998            1997
                                           (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
        expenses - principally trade       $     7,006     $    49,283
      Deferred revenue                          42,541          43,015

        TOTAL CURRENT LIABILITIES               49,547          92,298

DEFERRED REVENUE - non-current                   4,467            -


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    7,276,900 shares issued in 1998
    and 1997.  7,251,900 shares
    outstanding at June 30, 1998 and
    7,216,900 shares outstanding
    at December 31, 1997                           728             728
      Additional paid-in capital             2,821,667       2,821,667
       Accumulated deficit                  (1,207,231)     (1,137,022)
                                             1,615,164       1,685,373

  Less treasury stock, 25,000
    shares at June 30, 1998 and
    60,000 shares at December 31,
     1997, at cost                              (6,105)       (19,033)


        TOTAL SHAREHOLDERS' EQUITY           1,609,059      1,666,340

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $ 1,663,073    $ 1,758,638









See accompanying notes to consolidated financial statements.

                               -4(b)-

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                                   Three Months Ended              Six Months Ended
                                                         June 30,                      June 30,
                                                     1998          1997          1998          1997
                                                 (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
REVENUES:
  Net sales                                      $   16,293     $   48,106     $   34,282     $   73,047
  Lease income                                        3,413          3,015          3,938          7,065
  Repair and maintenance fee income                  49,974         43,148         95,851         87,685
                                                     69,680         94,269        134,071        167,797
COST AND EXPENSES:
  Operating expenses (excluding
    depreciation and amortization)                   35,612         53,766         70,331        103,065
  Depreciation and amortization                         731            461          1,027            920
  Selling, general and
  administrative expense                             75,666         63,102        151,205        129,153

  TOTAL COSTS AND EXPENSES                          112,009        117,329        222,563        233,138

(LOSS) FROM OPERATIONS                              (42,329)       (23,060)       (88,492)       (65,341)

OTHER INCOME (EXPENSE)
  Interest and dividend income                       25,924         11,985         50,966         24,384
  Realized and unrealized gain (loss)
  on marketable securities                          (43,616)         9,834        (33,038)        (5,233)
  Other                                                 164             13            355             27

NET INCOME (LOSS)                                 $ (59,857)    $   (1,228)    $  (70,209)    $  (46,163)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       7,227,614      5,126,900      7,216,569      5,126,900

NET INCOME (LOSS) PER COMMON SHARE               $     (.01)    $      -       $     (.01)    $     (.01)


* Reclassified from comparative purposes
  See accompanying notes to consolidated financial statements

                           CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                         FROM DECEMBER 31, 1994 THROUGH June 30, 1998

                                  Common Stock
                                $.0001 Par Value            Additional    Retained
                              Authorized 10,000,000 Shares  Paid-In       Earnings       Treasury
                                Shares     Amount           Capital       (Deficit)      Stock      Total
Balance - December 31, 1994   5,126,900    $  528           $ 2,095,391   $(1,089,549)   $(26,650)  $   979,720
Net loss for period                 -           -                   -         (22,717)        -         (22,717)

Balance - December 31, 1995   5,126,900       528             2,095,391    (1,112,266)    (26,650)      957,003
Net income for period               -         -                     -         113,003        -          113,003

Balance - December 31, 1996   5,126,900       528             2,095,391      (999,263)    (26,650)    1,070,006
 Purchase of treasury stock    (522,500)       -                    -             -       (94,985)      (94,985)
 Sale of treasury stock         462,500        -                    -             -        75,952        75,952
 Acquisition of Hi-Tech
  Leasing, Inc.               2,000,000       200               736,788           -           -         736,988
 Acquisition of Professional
  Programmers, Inc.             150,000        -                (10,512)          -        26,650        16,138
Net Loss for period                 -          -                   -         (137,759)        -        (137,759)

Balance - December 31, 1997   7,216,900       728             2,821,667    (1,137,022)    (19,033)    1,666,340
 Purchase of treasury stock     (25,000)      -                    -             -         (7,225)       (7,225)
 Sale of treasury stock          60,000       -                    -             -         20,153        20,153
Net Loss for period                 -         -                    -          (70,209)       -          (70,209)

Balance - June 30, 1998       7,251,900*   $  728            $2,821,667   $(1,207,231)   $ (6,105)   $1,609,059


*  Shown on the accompanying
   Balance Sheet as follows:          Issued: 7,276,900
                             Treasury Shares:    25,000
                                              7,251,900




See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six Months Ended
                                              June 30,      June 30,
                                                1998           1997
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                               $    (70,209)  $   (46,163)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                 1,027           920
    (Gain) loss on sale of marketable
      securities                                (15,239)      (37,341)
    Allowance for market decline
      of securities                              48,277        42,574
  Changes in operating assets
    and liabilities:
    (Increase) decrease in trade
      accounts receivable                        22,749        10,393
    (Increase) decrease in inventory                158        (4,028)
    (Increase) decrease in accounts
      receivable - other                            121        (2,062)
    (Increase) decrease in accrued
      interest receivable                           792           -
    (Increase) decrease in other assets          (4,042)       (4,394)
    Increase (decrease) in accounts
      payable and accrued expenses              (42,277)       (6,136)
    Increase (decrease) in deferred
      revenue                                     3,993       (57,448)
    Purchase of marketable trading
      securities                               (226,903)     (118,563)
    Proceeds from sale of marketable
      trading securities                        191,485       113,107

  Total adjustments                             (19,859)      (62,978)

  Net cash provided by (used in)
    operating activities                        (90,068)     (109,141)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Advances paid on notes receivable
    - affiliate                                 (20,900)          -
  Advances paid on notes receivable - other     (60,000)          -
  Principal collections of notes
    receivable - affiliate                        3,457           -
  Principal collections of notes
    receivable - other                           45,350           -
  Principal collections of direct financing
    leases                                        1,845           -
  Purchase of property and equipment             (2,365)          -

  Net cash (used in) provided by
    investing activities                        (32,613)          -


                                     -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Six Months Ended
                                              June 30,      June 30,
                                                1998           1997
                                             (Unaudited)   (Unaudited)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (122,681)      (109,141)

CASH AND CASH EQUIVALENTS -
  Beginning of period                           464,577        336,678

CASH AND CASH EQUIVALENTS -
  End of period                            $    341,896   $    227,537



































See accompanying notes to consolidated financial statements.




                                      -7(b)-

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                  June 30, 1998
                                  (Unaudited)



NOTE 1 - FAIR PRESENTATION

      The balance sheet as of June 30, 1998, the statement of operations for the three months and six month ended June 30, 1998 and 1997, the statement of shareholders' equity as of June 30, 1998 and the statement of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at June 30, 1998 and for all periods presented have been made.

      The condensed financial statements as of December 31, 1997, 1996 and 1995 have been derived from audited financial statements.

      The operations for the six months ended June 30, 1998, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

      For the six month periods ended June 30, 1998 and 1997, per share information was computed using the weighted average number of common shares outstanding during the periods.

          CORRECTIONS SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         June 30, 1998
                          (Unaudited)


NOTE 4 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

      Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounts to $989,968 at June 30, 1998, and $974,660 at December 31, 1997. The cost of these investments is $1,357,727 and $1,294,142 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption "Realized (unrealized) gain (loss) on marketable trading securities".


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

     Financial Condition. At June 30, 1998, the Company had current assets of $1,558,711 as compared to $1,684,941 at December 31, 1997, total assets of $1,663,073 as compared to $1,758,638 at
December 31, 1997, and shareholders' equity of $1,609,059 as compared to $1,666,340 as of December 31, 1997. The decrease in current assets and total assets was primarily the result of the Company's decrease in cash and accounts receivable. Shareholders' equity from June 30, 1998 decreased $57,281 to $1,609,059 from $1,666,340 at December 31, 1997, primarily as a result of the Company's increased loss for the period.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the six months ended June 30, 1998 of $122,681, and cash and cash equivalents at June 30, 1998 of $341,896, as compared to a decrease in cash and cash equivalents of $109,141 and cash and cash equivalents of $227,537, for the six months ended June 30, 1997.

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

     Results of Operations. The Company's revenues for the period ended June 30, 1998, were derived from sales, lease income and repairs and maintenance income.

     The Company's revenues decreased $33,726, or 20% to $134,071 for the six months ended June 30, 1998, as compared to $167,797 for the same period of 1997. The principal reason for decreased revenue was a decline in the sale of new monitoring units. The Company's revenues decreased $24,589, or 26% to $69,680 for the three months ended June 30, 1998, as compared to $94,269 for the same period of 1997 for the same reason.

     Costs and expenses decreased $10,575, or 4.5% to $222,563 for the six months ended June 30, 1998, as compared to $233,138 for the same period last year, principally due to a decrease in cost of sales. The Company realized a net loss of $70,209 for the six months ended June 30, 1998, as compared to a net loss of $46,163 for the same period last year. The increased net loss was primarily due to a decrease in the sale of new units.

     Costs and expenses decreased $5,320 or 4.5% to $112,009 for the three months ended June 30, 1998, as compared to $117,329 for the same period last year, due principally to a decrease in operating expenses. The Company realized a net loss of $59,857 for the three months ended June 30, 1998, as compared to a net loss of $1,228 for the same period last year. The increased net loss was primarily due to a decrease in the sale of new units, a reduction in interest and dividend income and an increase in realized and unrealized loss on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected its revenues from continuing operations.

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


                                     CORRECTIONS SERVICES, INC.



  Date: August 10, 1998               /s/Norman H. Becker
                                      Norman H. Becker, President


  Date: August 10, 1998              /s/Diane Martini
                                     Diane Martini, Secretary/Treasurer


  Date: August ____, 1998
                                     Frank R. Bauer, Vice President