Form 10-Q
period 1998-09-30
CORRECTIONS SERVICES INC
filed 1998-11-03
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 1998

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

7,276,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT OCTOBER 29, 1998, INCLUDING 1,309,925 SHARES HELD BY THE ISSUER IN TREASURY. 5,966,975 SHARES WERE OUTSTANDING AT OCTOBER 29, 1998.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1998
          (Unaudited) and December 31, 1997 (Audited).

          Consolidated Statement of Operations - Three months and nine months ended September 30, 1998 and 1997
          (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1994 through September 30, 1998.

          Consolidated Statement of Cash Flows - Nine months ended September 30, 1998 and 1997 (Unaudited).

     Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

              CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                          September 30,    December 31,
                                             1998             1997
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $ 185,618         $ 464,577
  Investment in marketable
    trading securities - at market          692,113           974,660
  Accounts receivable - trade - net
    of allowance for uncollectable
    accounts of $2,500 in 1997                  -              43,102
  Accounts receivable - other                24,198            14,989
  Notes receivable - Current:
    Affiliate                                   -               4,818
    Other                                    50,000            37,657
  Net investment in direct financing
   leases - Current                             -               3,765
  Accrued interest receivable                   -               4,560
  Inventory                                     -             131,911
  Other                                       6,648             4,902

    TOTAL CURRENT ASSETS                    958,577         1,684,941


PROPERTY AND EQUIPMENT - net of
  accumulated depreciation of $57,792
  in 1998 and $141,201 in 1997                  224             1,102

NOTES RECEIVABLE - Non-Current:
  Affiliate                                     -              10,379
  Other                                         -              55,259

NET INVESTMENT IN DIRECT FINANCING
  LEASES - Non-Current                          -               4,788

OTHER                                         1,671             2,169

TOTAL ASSETS                             $  960,472        $1,758,638










See accompanying notes to consolidated financial statements.


                               -4(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                               (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                         September 30,    December 31,
                                             1998             1997
                                          (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued
        expenses - principally trade     $    22,165      $    49,283
      Deferred revenue                          -              43,015

        TOTAL CURRENT LIABILITIES             22,165           92,298


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    7,276,900 shares issued in 1998
    and 1997.  5,966,975 shares
    outstanding at September 30, 1998
    and 7,216,900 shares outstanding
    at December 31, 1997                         728              728
      Additional paid-in capital           2,821,667        2,821,667
       Accumulated deficit                (1,311,393)      (1,137,022)
                                           1,511,002        1,685,373

  Less treasury stock, 1,309,925
    shares at September 30, 1998 and
    60,000 shares at December 31,
     1997, at cost                          (572,695)         (19,033)


        TOTAL SHAREHOLDERS' EQUITY           938,307        1,666,340

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $   960,472      $ 1,758,638











See accompanying notes to consolidated financial statements.

                               -4(b)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                    1998           1997           1998            1997
                                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
REVENUES:
  Net sales                                      $   55,407     $   40,694     $   89,689      $ 113,741
  Lease income                                        2,887            -            6,825          7,065
  Repair and maintenance fee income                  29,056         38,076        124,907        125,761
                                                     87,350         78,770        221,421        246,567

COST AND EXPENSES:
  Operating expenses (excluding
    depreciation and amortization)                   54,724         43,981        125,055        147,046
  Depreciation and amortization                         474            460          1,501          1,380
  Selling, general and
  administrative expense                             43,503         92,104        194,708        221,257

  TOTAL COSTS AND EXPENSES                           98,701        136,545        321,264        369,683

(LOSS) FROM OPERATIONS                              (11,351)       (57,775)      (99,843)       (123,116)

OTHER INCOME (EXPENSE)
  Interest and dividend income                       (5,812)        24,141         45,154         48,525
  Realized and unrealized gain (loss)
  on marketable securities                          (18,457)       (65,304)       (51,495)       (70,537)
  Other                                                (307)           158             48            185
  Equity in loss of subsidiaries                    (49,833)           -          (49,833)           -
  Loss on sale of electronic monitoring
    business                                        (18,402)           -          (18,402)           -

NET (LOSS)                                       $ (104,162)     $ (98,780)    $ (174,371)    $ (144,943)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       6,799,370      6,541,791      7,086,524      5,603,640

NET (LOSS) PER COMMON SHARE                      $     (.02)    $     (.02)    $     (.02)    $     (.03)


* Reclassified from comparative purposes
  See accompanying notes to consolidated financial statements

                             CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Deficiency)
                        FROM DECEMBER 31, 1994 THROUGH SEPTEMBER 30, 1998

                                   Common Stock
                                  $.0001 Par Value         Additional    Retained
                            Authorized 10,000,000 Shares   Paid-In       Earnings      Treasury
                                Shares       Amount        Capital       (Deficit)     Stock       Total

Balance - December 31, 1994     5,126,900    $  528        $ 2,095,391   $(1,089,549)   $(26,650)  $   979,720
Net loss for period                 -           -             -              (22,717)       -          (22,717)

Balance - December 31, 1995     5,126,900       528          2,095,391    (1,112,266)    (26,650)      957,003
Net income for period               -           -              -              113,003       -          113,003

Balance - December 31, 1996     5,126,900       528          2,095,391       (999,263)   (26,650)    1,070,006
 Purchase of treasury stock      (522,500)      -              -                -        (94,985)      (94,985)
 Sale of treasury stock           462,500       -              -                -         75,952        75,952
 Acquisition of Hi-Tech
  Leasing, Inc.                 2,000,000       200            736,788          -           -          736,988
 Acquisition of Professional
  Programmers, Inc.               150,000       -              (10,512)         -         26,650        16,138
Net Loss for period                 -           -              -             (137,759)      -         (137,759)

Balance - December 31, 1997     7,216,900       728          2,821,667     (1,137,022)   (19,033)    1,666,340
 Proceeds from disposition
    of subsidiary              (1,309,925)      -              -                -       (572,695)     (572,695)
 Sale of treasury stock            60,000       -              -                -         19,033        19,033
Net Loss for period                 -           -              -             (174,371)      -         (174,371)

Balance -
   September 30, 1998           5,966,975*   $  728         $2,821,667    $(1,311,393) $(572,695)   $  938,307


*  Shown on the accompanying
   Balance Sheet as follows:          Issued: 7,276,900
                             Treasury Shares: 1,309,925
                                              5,966,975




See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Nine Months Ended
                                            September 30,  September 30,
                                                1998           1997
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                               $   (174,371)  $  (144,943)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                 1,501         1,380
    Equity in (earnings) or loss of
      unconsolidated subsidiaries                49,833           -
    (Gain) loss on sale of marketable
      securities                                (14,929)      (39,445)
    Allowance for market decline
      of securities                              66,424       109,982
    Loss on sale of electronic
      monitoring business                        18,402           -
  Changes in operating assets
    and liabilities:
    (Increase) decrease in trade
      accounts receivable                        31,137        26,854
    (Increase) decrease in inventory             29,559         2,075
    (Increase) decrease in accounts
      receivable - other                        (13,522)       16,385
    (Increase) decrease in accrued
      interest receivable                         2,280        (1,824)
    (Increase) decrease in other assets          (1,741)       (2,002)
    Increase (decrease) in accounts
      payable and accrued expenses              (11,024)       (3,623)
    Increase (decrease) in deferred
      revenue                                    (7,865)      (18,705)
    Purchase of marketable trading
      securities                               (172,515)     (223,593)
    Proceeds from sale of marketable
      trading securities                        119,082       309,966

  Total adjustments                              96,622       177,450

  Net cash provided by (used in)
    operating activities                        (77,749)       32,507

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of subsidiary                3,378           -
  Advances paid on notes receivable - other     (50,000)      (43,958)
  Principal collections of notes
    receivable - affiliate                          -             752
  Principal collections of notes
    receivable - other                              -          16,204




                                     -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Nine Months Ended
                                            September 30,  September 30,
                                                1998           1997
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM INVESTING
   ACTIVITIES (Cont'd):

  Principal collections of direct
    financing leases                       $        -      $       586
  Purchase of property and equipment             (2,365)           -
  Proceeds from sale of electronic
    monitoring business                          63,000            -

  Net cash (used in) provided by
    investing activities                         14,013        (26,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of subsidiary                            (16,153)           -
  Purchase of treasury stock                   (199,070)           -
  Sale of treasury stock                            -           16,138
  Issuance of common stock                          -          197,645

  Net cash provided by (used in)
    financing activities                       (215,223)       213,783

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (278,959)       219,874

CASH AND CASH EQUIVALENTS -
  Beginning of period                           464,577        336,678

CASH AND CASH EQUIVALENTS -
  End of period                            $    185,618   $    556,552















See accompanying notes to consolidated financial statements.




                                      -7(b)-


                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                               September 30, 1998
                                  (Unaudited)



NOTE 1 -  FAIR PRESENTATION

       The balance sheet as of September 30, 1998, the statement of operations for the three months and nine month ended September 30, 1998 and 1997, the statement of shareholders' equity as of September 30, 1998 and the statement of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1998 and for all periods presented have been made.

       The condensed financial statements as of December 31, 1997, 1996 and 1995 have been derived from audited financial statements.

       The operations for the nine months ended September 30, 1998, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 -  EARNINGS (LOSS) PER SHARE

       For the nine month periods ended September 30, 1998 and 1997, per share information was computed using the weighted average number of common shares outstanding during the periods.



                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                               September 30, 1998
                                  (Unaudited)


NOTE 4 -  INVESTMENT IN MARKETABLE EQUITY SECURITIES

        Marketable trading securities are stated at market value at the balance sheet date. Market values of investments in marketable trading securities amounts to $692,113 at September 30, 1998, and $974,660 at December 31, 1997. The cost of these investments is $1,086,889 and $1,294,142 respectively. Unrealized gains and losses resulting from fluctuations in the market price of the related trading securities are currently reflected in the statement of operations under the caption
        "Realized (unrealized) gain (loss) on marketable trading securities".

NOTE 5 -  INCOME TAXES

        The Company does not provide for any income taxes since it has net operating losses to offset any provision for income taxes. The Company has fully reserved for the benefit of the net operating loss carryforwards.

NOTE 6 -      OTHER MATTERS

        On August 19, 1998, effective August 31, 1998, the Company acquired
        1,309,925 shares of its own Common Stock from certain officers and major shareholders of the Company in exchange for all of the stock of the wholly-owned subsidiary, Hi-Tech Leasing, Inc.

        On August 31, 1998, a privately-held entity controlled by the Company's principal shareholder and his wife, who is also an officer and director of the Company, acquired Professional Programmers, Inc. ("PPI") for a purchase price in the amount of $3,000. In completing the second stage of this transaction, PPI acquired all of the assets of the Company used and useful in the operation of its electronic monitoring business as presently constituted for cash in the total amount of $63,000.

        The activity of the former subsidiaries is included in the financial statements through August 31, 1998.







ITEM 2. -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     Financial Condition. At September 30, 1998, the Company had current assets of $958,577 as compared to $1,684,941 at December 31, 1997, total assets of $960,472 as compared to $1,758,638 at December 31, 1997, and shareholders' equity of $938,307 as compared to $1,666,340 as of December 31, 1997. The decrease in current assets, total assets and shareholders' equity was primarily the result of the Company's sale of its wholly-owned subsidiaries, Hi-Tech
Leasing, Inc. and Professional Programmers, Inc., and the sale of its electronic monitoring business on August 31, 1998. Upon completion of those transactions, the Company had, and now has, no commercial operations.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 1998 of $278,959, and cash and cash equivalents at September 30, 1998 of $185,618, as compared to an increase in cash and cash equivalents of $219,874 and cash and cash equivalents of $556,552, for the nine months ended September 30, 1997.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations.  The Company's revenues for the period ended
September 30, 1998, were derived from sales, lease income and repairs and maintenance income.

     The Company's revenues decreased $25,146, or approximately 10%, to $221,421 for the nine months ended September 30, 1998, as compared to $246,567 for the same period of 1997 with a decline in the sale of new monitoring units. The Company's revenues increased $8,580, or approximately 10%, to $87,350 for the three months ended September 30, 1998, as compared to $78,770 for the same period of 1997 due to a comparative increase in new monitoring unit sales.

     Costs and expenses decreased $48,419 or approximately 13% to $321,264 for the nine months ended September 30, 1998, as compared to $369,683 for the same period last year due principally to a decrease in operating and selling, general and administrative expenses.




     The Company sustained a net loss of $174,371 for the nine months ended
September 30, 1998, as compared to a net loss of $144,943 for the same period last year. The increased net loss was primarily due to a decrease in the sale of new units, the sale of its electronic monitoring business on August 31, 1998, and the increase in loss of the equity in its previously owned subsidiaries, Hi-Tech Leasing, Inc. and Professional Programmers, Inc.

     Costs and expenses decreased $37,844, or approximately 28%, to $98,701 for the three months ended September 30, 1998, as compared to $136,545 for the same period last year, principally due to a decrease in selling and general and administrative expenses. The Company realized a net loss of $104,162 for the three months ended September 30, 1998, as compared to a net loss of $98,780 for the same period last year. The increase in net loss was largely due to the sale of its electronic monitoring business on August 31, 1998, and the increase in loss of the equity in its previously owned subsidiaries, Hi-Tech Leasing, Inc. and Professional Programmers, Inc.




































                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                         PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

        The Registrant filed two (2) Current Reports on Form 8-K during this reporting period on the following dates:

          August 19, 1998
          August 31, 1998













































                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CORRECTIONS SERVICES, INC.



Date: October 30, 1998        BY:/s/Norman H. Becker
                                 Norman H. Becker, President


Date: October 30, 1998        By:/s/Diane Martini
                                 Diane Martini, Secretary/Treasurer


Date: October     , 1998      By:
                                 Frank R. Bauer, Vice President


































                                       -13-

