Form 10-K
period 1998-12-31
CORRECTIONS SERVICES INC
filed 1999-04-07
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1999, was approximately $1,395,000.

The number of shares of Common Stock, $.0001 par value, of the Registrant issued as of March 12, 1999, was 7,586,825 shares. Of that total 6,276,900 shares are outstanding. The Company has 1,309,925 shares in treasury.

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

     Pursuant to the settlement agreement, the Company transferred certain product equipment, intellectual property rights in the system's equipment design and software and a three year covenant not to compete to Marconi. In exchange, the Company received extinguishment of its approximately $2.1 Million payable to Marconi and the sum of $250,000 in cash. Subsequent to the settlement, Marconi sold all of its tangible and intangible assets related to the system's equipment production, sales and service to Aeroflex Laboratories, Inc. of Plainview, New York.

     On July 1, 1994, the Company both re-acquired from Aeroflex all of the system equipment it had relinquished in the litigation settlement, and all of the other tangible and intangible assets related to production, sales and service of the product line. The Company also secured unconditional release from the non-compete agreement with Marconi.

     In exchange, the Company paid Aeroflex Laboratories, Inc. the sum of $100,000 in cash and released Aeroflex Laboratories, Inc.
and Marconi from liability for equipment field service obligations, including outstanding, unexpired manufacturer's equipment warranties, which obligations were assumed by the Company.

     With completion of the Aeroflex transaction in mid-1994, the Company re-entered the marketplace with existing inventory. There were however no assurances that the Company would be able to implement one or more manufacturing options upon exhaustion of its existing inventory.

     On August 31, 1998, an affiliate of the Registrant, Corporate Investment Associates, acquired all of the issued and outstanding shares of the Company's subsidiary, Professional Programmers, Inc., for a purchase price in the amount of $3,000. Corporate Investment Associates is a privately-held entity controlled by the Company's principal stockholder, Ronald Martini, and by the Company's officer and director, Diane Aquino, who is also Mr. Martini's spouse. Corporate Investment Associates is a private investment entity operated by Mr. Martini and Ms. Aquino and is, by virtue of their personal control and their respective positions with the Company, under common control with the Registrant.

     The acquisition of Professional Programmers, Inc. by Corporate Investment Associates was the first step in a two step process, the second step of which was also entered into and completed simultaneously with Corporate Investments Acquisition's acquisition of Professional Programmers, Inc. In the second step, Professional Programmers, Inc. purchased the "House Arrest" business of the Registrant for cash in the total amount of $63,000. In completing the second stage transaction, Professional Programmers, Inc. acquired all of the assets of the Registrant used and useful in the operation of its electronic monitoring business as presently constituted and the Company stepped out of the electronic monitoring business.

     At the outset of these transactions, the Company's principal shareholder, Ronald Martini and the Company's Officer and Director, Diane Aquino, proposed purchase of Professional Programmers, Inc. and its subsequent purchase of the Registrant's electronic monitoring business to the Board of Directors without specific terms or provisions. The proposal suggested that the Registrant determine acceptable purchase prices and, if acceptable to Corporate Investment Associates, the transactions would be entered into and completed.

     In the case of the purchase of Professional Programmers, Inc., the Registrant proposed purchase at the book value of that company at August 31, 1998. In the second instance, the Registrant proposed, considering receivables, inventory and current prospects of the electronic monitoring business, a fair purchase price of $63,000. The purchase prices were advanced to Corporate Investment Associates and, in both cases, accepted. The Registrant closed both transactions at August 31, 1998 upon receipt of all of the consideration for both transactions.

     On August 19, 1998, the Company disposed of its wholly-owned subsidiary, Hi-Tech Leasing, Inc. for 1,309,925 shares of its own previously issued and outstanding Common Stock. The stock was reacquired from certain officers and major shareholders of the Company in exchange for all of the stock of Hi-Tech Leasing, Inc.

     Since August 31, 1998 the Registrant has had no remaining commercial operations and intends to conserve its assets while seeking one or more opportunities for merger, acquisition or suitable commercial enterprise.

     On February 8, 1999, the Registrant purchased fifteen (15%) percent of the issued and outstanding capital stock of Physicians
Acceptance Corporation, a privately held Florida corporation with principal offices in Coral Springs, Florida.

     The Company is informed that Physicians Acceptance Corporation was formed to arrange patient financing for elective surgical and non-surgical procedures. Physicians Acceptance Corporation perceives that an increase in percentage of healthcare industry reimbursement is comprised of patient payments or partial patient payments, especially for elective medical procedures. Physicians Acceptance Corporation advises that as the percentage of non-coverage of medical costs grows in that area and as medical costs continue to rise, more and more patient funding of such expenses, as opposed to insurance funding, will be encountered. Physicians Acceptance Corporation feels that patients will demand, and will increasingly demand, affordable financing options from medical services providers.

     The Registrant purchased fifteen (15%) percent of the issued and outstanding capital stock of Physicians Acceptance Corporation for cash in the amount of One Hundred and Fifty Thousand ($150,000.00) Dollars and seeks to pursue acquisition of all of the ownership interest of Physicians Acceptance Corporation. The Registrant has begun due diligence in that regard, particularly with respect to the details of the business and intended business of Physicians Acceptance Corporation and its financial history, present condition and outlook.

     Physicians Acceptance Corporation has advised the Registrant that it began part time operation in January, 1998 and achieved full time operation during July of 1998. Its medical services provider network has grown from less than fifty (50) physicians in June of 1998 to more than three hundred (300)at year end. Physicians Acceptance Corporation has advised the Registrant that it expects substantial additional growth in its medical services provider network during 1999. By the close of 1998, Physicians Acceptance Corporation advises that it arranged funding upon provider applications in excess of $1,553,000. The Registrant is further informed that Physicians Acceptance Corporation is currently operating in nine (9) states and intends to expand into a minimum of eight (8) additional states during 1999.

     The Registrant's intent to acquire Physicians Acceptance Corporation as a wholly-owned subsidiary has not been reduced to a definitive agreement. The ultimate terms and conditions of acquisition, if a definitive agreement is in fact completed, have yet to be determined. There can be no assurance whatsoever that in the course of carrying out its inquiry and diligence into Physicians Acceptance Corporation, the Company will not encounter one or more obstacles which will prove to be insurmountable, preventing any form of takeover. In that event, the Registrant will not succeed in its intent and will instead sustain the costs and expenses of its efforts.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998, through solicitation of proxies or otherwise.

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


                           COMMON STOCK

   Period                         Bid Price       Asked Price
                                High     Low     High       Low
First Quarter, 1997             $0.21    $0.18   $0.25     $0.22
Second Quarter, 1997            $0.20    $0.17   $0.25     $0.22
Third Quarter, 1997             $0.21    $0.18   $0.29     $0.25
Fourth Quarter, 1997            $0.21    $0.18   $0.375    $0.25
First Quarter, 1998             $0.35    $0.25   $0.40     $0.30
Second Quarter, 1998            $0.40    $0.30   $0.45     $0.32
Third Quarter, 1998             $0.45    $0.35   $0.50     $0.40
Fourth Quarter, 1998            $0.375   $0.30   $0.42     $0.37
January 1, through
   March 15, 1999               $0.31    $0.26   $0.375    $0.25



(b) Holders. As of March 15, 1999, the approximate number of recordholders of Common Stock of the Registrant was 986.

     The Company is unable to determine the actual number of beneficial holders of its Common Stock at March 15, 1999 due to Common Stock held for stockholders "in street name" but estimates the current total to be approximately 1276.

(c) Dividends. Registrant has paid no dividends since inception and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Statement of Operations:


                       As of       As of       As of       As of      As of
                     12/31/98    12/31/97    12/31/96    12/31/95    12/31/94
Revenue            $   37,838  $      960  $   93,404 ($    8,205)  ($ 117,081)
Oper. Exp.         $  253,611  $  314,452  $  290,426 (   243,456   ($ 353,144)
Net Income (Loss) ($  152,362)($  137,759) $  113,003 ($   22,717)   $  61,412
Weighted No. of
shs. outstanding    6,804,336   5,936,893   5,126,900   5,126,900    5,179,709
Net Income (Loss)
per sh. Common
Stk. outstanding  ($      .02) ($      .02) $      .02 (     .004)  $      .01
(See Note A-Notes
to Fin. Stmts.)


Summary Balance Sheet Information

                       As of       As of       As of       As of      As of
                     12/31/98    12/31/97    12/31/96    12/31/95    12/31/94

Total Assets        $  945,319  $1,758,638  $1,205,096  $1,087,236  $1,101,968
Total Current       $    2,035  $   92,298  $  135,090  $  120,382  $   98,104
 Liabilities
Tot. Current Assets $  943,446  $1,684,941  $1,199,917  $1,079,708  $1,093,577
Stkholders' Equity  $  943,284  $1,666,340  $1,070,006  $  957,003  $  979,720
Cash Dividends      $    -0-    $    -0-    $    -0-    $    -0-    $    -0-




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     (a) Financial Condition. As of December 31, 1998 the Company had current assets of $943,446 compared to $1,684,941 at December 31, 1997, total assets of $945,319 compared to $1,758,638 at
December 31, 1997 and shareholders equity of $943,284 as compared to $1,666,340 as of December 31, 1997. The decrease in current assets, total assets and shareholders' equity was primarily the result of the Company's sale of its wholly-owned subsidiaries, Hi-Tech Leasing, Inc. and Professional Programmers, Inc., and the sale of its electronic monitoring business on August 31, 1998. Upon completion of those transactions, the Company had, and now has, no commercial operations.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the year ended December 31, 1998 of $390,984, and cash and cash equivalents at the end of the year of $73,593 as compared to an increase in cash and cash equivalents of $127,899, and cash and cash equivalents of $464,577 for the year ended December 31, 1997. See Part II, Item 8., Financial Statements and Supplementary Data.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance that it will be able to secure additional credit borrowing, if needed.

     Results of Operations. The Company's revenues for the fiscal period ended December 31, 1998, were derived from investment activities.

     The Company's revenues increased $36,878 to $37,838 for the fiscal year ended December 31, 1998, as compared to $960 for the same period of 1997. The principal reason for increased revenue ws a decrease in the loss on marketable securities.

     Operating expenses decreased $60,841 to $253,611 as compared to $314,452 for the same period last year principally due to the sale of its electronic monitoring business. The Company realized a net loss of ($152,362) for the fiscal year ended December 31, 1998, as compared to a net loss of ($137,759) for the same period last year. The decrease in net loss was primarily due to a decrease in realized and unrealized loss on marketable securities, and a decrease in loss from discontinued operations.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 1998.

Year 2000 Disclosure

     The Registrant is currently working to mitigate the extent of any "Year 2000" problems that it may have and that may have an effect on its business, but the Registrant has not yet completed this evaluation. However, based upon Management's work to date, it is not expected that the course to address the problem, if any, will be material, and it is not expected that the consequences of incomplete or untimely resolution of the problem will materially impact the Company's business. The Company has not incurred, and does not expect to incur, any specific quantifiable cost that can be directly and solely related to the Year 2000 issue. No assurance however can be given at this point that the Company will be Year 2000 compliant or that it will not incur significant additional expenses pursuing Year 2000 compliance. Furthermore, the Registrant could be adversely affected by the Year 2000 problem if computer systems of third parties such as banks, suppliers and others with whom the Company does business, fail to address the Year 2000 problem successfully, or timely. In an effort to evaluate and reduce its exposure in this area, the Registrant intends to make an inquiry of its vendors and other commercial partners about their progress in identifying and addressing problems that their systems may face in correctly processing date information related to the Year 2000. However, despite its efforts to date, there can be no assurance that the Year 2000 problem will not have a material adverse effect upon the Company in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements and supplementary data attached as
Exhibit 1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)  Identification of Directors and Executive Officers

Name                   Age        Offices Held

Norman H. Becker       61         President/Director

Frank Bauer            54         Vice President/Director

Diane Martini          51         Secretary/Treasurer/Director

Eugene M. Kennedy      61         Director

Robert B. Yeakle       60         Director


     (1)(e)  Business Experience.

     Norman H. Becker has been a director of the Company since July 1, 1987. On January 15, 1993, Mr. Becker was appointed the Company's President. Mr. Becker was also, since its inception, officer and a director of Vanderbilt Square Corp., a publicly held Florida corporation previously affiliated with the Company. Mr. Becker resigned his position as an officer and director of Vanderbilt Square Corp. on August 27, 1997 as an aspect of change of control of that company. Since January, 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Becker is a graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and the Dade Chapter of Florida Institute of Certified Public Accountants.

     Frank R. Bauer has been an Officer and a director of the Company since February 15, 1988 and its Vice President since January 4, 1993. Mr. Bauer is also President and Chief Executive Officer of Specialty Device Installers, Inc., a privately held Florida corporation engaged in outside plant utility and construction contracting. Mr. Bauer holds the Bachelor of Business Administration Degree from Stetson University in Deland, Florida.

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

     Robert B. Yeakle resigned as an officer of the Company on May 1, 1992. Until that point, he was the Company's President and a Director and had been since June 22, 1989. Mr. Yeakle continues as a member of the Company's Board. In January, 1988 Mr. Yeakle retired from Alexander Proudfoot & Company in West Palm Beach, Florida, having spent the prior 21 years in various executive management positions within the Proudfoot organization, to manage his personal investments. Alexander Proudfoot & Co. is a publicly held management consulting company traded on the London Stock Exchange. During April, 1991, Mr. Yeakle returned to Alexander Proudfoot & Company in an executive capacity and currently devotes only a minimum of his time to the Company's affairs. Mr. Yeakle attended the School of Engineering at Rutgers University in New Brunswick, New Jersey.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation

     Messrs. Norman H. Becker and Frank Bauer devote approximately 10% of their time, respectively, to the Company's affairs. Ms. Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or presently contemplated. The total compensation received by all Executive Officers of the Company during the year ended December 31, 1998 was received entirely by Diane Martini and amounted to $27,000.


                                                   SUMMARY COMPENSATION TABLE
                            Annual Compensation                 Long-Term Compensation
                                                                              Awards         Payouts
Name and                                                  Other           Restricted                     All
Principal                                                 Annual          Stock      Options/ LTIP       Other
Position              Year     Salary         Bonus(2)    Compensation    Awards     SARS     Payouts    Compensation

Norman H. Becker      1997     $  -0-           --              --          --             --     --          --
President (1)         1998     $  -0-           --              --          --             --     --          --
(since 1/15/93)

Frank Bauer (1)       1997     $  -0-           --              --          --             --     --          --
Vice-President        1998     $ -0-            --              --          --             --     --          --
President

Diane Martini         1997     $39,000          --              --          --             --     --          --
Secretary/            1998     $27,000          --              --          --             --     --          --
Treasurer
(since 01/12/93)

All Executive         1997    $39,000           --              --          --             --     --          --
Officers & Former     1998    $27,000           --              --          --             --     --          --
Executive Officers
as a Group (3)
Persons (1)


(1) Mr. Becker received a total of $18,648 in accounting fees from the Company during 1998.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (b)  Security of Ownership of Management

               Name of                     Amount and Nature   Percent
Title of       Beneficial                  of Beneficial         of
Class          Owner                       Ownership           Class(1)

Common Stock   Diane Martini (2)           135,000 Shares        2.1%

Common Stock   Norman H. Becker (2)        341,725 Shares        5.4%

Common Stock   Frank R. Bauer               81,500 Shares        1.3%

Common Stock   Eugene M. Kennedy            80,000 Shares        1.3%

Common Stock   Ronald A. Martini (2)       525,806 Shares        8.4%

Common Stock   Robert B. Yeakle            550,000 Shares        8.8%

Common Stock   Corp. Invest. Assoc.(2)     977,700 Shares       15.6%

Common Stock   All Officers and
               Directors as a Group
               (5 persons)               1,188,225 Shares       18.9%


(1)  Based upon 6,276,900 shares outstanding at March 15, 1999.


(2) While Ronald A. Martini disclaims beneficial ownership of the shares of Common Stock owned by Diane Martini and Corporate Investment Associates, they may be deemed controlled by him. When aggregated, Mr. Martini may be deemed in control of 1,638,506 shares of the Company's Common Stock, or 27.5% of the Class.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     The Company paid a total of $101,478 to various affiliates of the Company's principal shareholder, Ronald A. Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to Consolidated Financial Statements, Note G".

Certain Business Relationships

     During the year ended December 31, 1998, the Company paid its director, Eugene M. Kennedy, $4,548 in legal fees and costs reimbursement in connection with legal services rendered to the Company by his law firm.

     In addition, the Company paid its President and director, Norman H. Becker accounting fees of $18,648.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

     Financial Statements:

          Report of Independent Certified Public Accountant.

          Consolidated Balance Sheet - December 31, 1998 and
          December 31, 1997.

          Consolidated Statement of Operations - Three Years Ended December 31, 1998.

          Consolidated Statement of Shareholders' Equity - Three
          Years Ended December 31, 1998.

          Consolidated Statement of Cash Flows - Three Years Ended December 31, 1998.

          Notes to Consolidated Financial Statements.

     2.   Schedules:

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


          Statement Re:  Computation of per share income (loss):

          See Note "A"., Notes to Consolidated Financial Statements and Statement of Operations Three Years Ended December
          31, 1998.

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

          Subsidiaries of the Registrant:

          Corrections Services International, Inc.

          Published report regarding matters submitted to vote of Security Holders:

          Not applicable.

          Consents of experts and counsel:

          Not applicable.

          Power of Attorney:

          Not applicable.

          Additional Exhibits:

          The Registrant filed no current reports on Form 8-K during the fourth quarter of 1998.

          On February 26, 1999, the Registrant filed a current report on Form 8-K dated February 8, 1999 and reporting the Registrant's acquisition of fifteen (15%) percent of the Capital Stock of Physicians Acceptance Corporation.

                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 7th day of April, 1999.

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

      Signatures                   Title            Date

(i)   Principal Executive Officer  President        April 7, 1999


      /s/Norman H. Becker
      Norman H. Becker

(ii)  Principal Financial and      Secretary        April 7, 1999
      Accounting Officer


      /s/Diane Martini
      Diane Martini

(iii) A Majority of the Board of
      Directors


     /s/Frank Bauer                Director          April 7, 1999
     Frank Bauer

     /s/Norman H. Becker           Director          April 7, 1999
     Norman H. Becker

                                   Director          _______, 1999
     Eugene M. Kennedy

                                   Director          _______, 1999
     Robert B. Yeakle