Form 10-Q
period 1999-03-31
CORRECTIONS SERVICES INC
filed 1999-05-13
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1999

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

7,586,825 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT MAY 10, 1999, INCLUDING 1,309,925 SHARES HELD BY THE ISSUER IN TREASURY. 6,276,900 SHARES WERE OUTSTANDING AT MAY 10, 1999.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999 (Unaudited) and December 31, 1998 (Audited).

          Consolidated Statement of Operations - Three months ended March 31, 1999 and 1998 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1995 through March 31, 1999.

          Consolidated Statement of Cash Flows - Three months ended March 31, 1999 and 1998 (Unaudited).


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

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS


                                            March 31,      December 31,
                                             1999             1998*
CURRENT ASSETS:
  Cash and cash equivalents               $  52,932         $  73,593
  Investment in marketable securities       614,988           771,283
  Investment - other                        150,000               -
  Accounts receivable                         2,900               -
  Dividends receivable                        9,149            28,223
  Notes receivable - Affiliate               65,000            65,000
  Other                                       2,965             5,347

    TOTAL CURRENT ASSETS                    897,934           943,446


PROPERTY AND EQUIPMENT                          151               202

OTHER                                         1,671             1,671

TOTAL ASSETS                              $ 899,756         $ 945,319
























*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.



                                -4(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                               (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                            March 31,      December 31,
                                             1999             1998
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses                           $     4,571      $     2,035

     TOTAL CURRENT LIABILITIES                4,571            2,035


SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    7,586,825 shares issued in 1999;
    7,276,000 shares issued in 1998;
    6,276,900 shares outstanding
    at March 31, 1999 and 5,966,975
    Shares outstanding at
    at December 31, 1998                        759              728
  Additional paid-in capital              2,900,667        2,821,667
  Accumulated deficit                    (1,416,514)      (1,289,384)
                                          1,484,912        1,533,011

  Less treasury stock, 1,309,925
    shares at March 31, 1999 and
    December 31, 1998                      (589,727)        (589,727)


  TOTAL SHAREHOLDERS' EQUITY                895,185          943,284

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $   899,756      $   945,319














See accompanying notes to consolidated financial statements.


                               -4(b)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months Ended
                                              March 31,      March 31,
                                                1999           1998*
                                             (Unaudited)
REVENUES:
  Dividends and interest                    $   13,176     $   15,423
  Realized and unrealized gain
   (loss) on marketable securities             (26,865)         4,456
                                               (13,689)        19,879

COST AND EXPENSES:
  General and administrative                   113,441         73,120

(LOSS) FROM CONTINUING OPERATIONS             (127,130)       (53,241)

INCOME FROM DISCONTINUED OPERATIONS                -           42 889

NET (LOSS)                                  $ (127,130)    $  (10,352)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                  7,490,404      7,205,400

BASIC INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                     $     (.02)    $     (.01)
  Discontinued operations                          -              .01

NET INCOME (LOSS) PER COMMON SHARE          $     (.02)    $      -





















* Reclassified from comparative purposes

  See accompanying notes to consolidated financial statements

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FROM DECEMBER 31, 1995 THROUGH MARCH 31, 1999


                                  Common Stock
                                $.0001 Par Value              Additional
                              Authorized 10,000,000 Shares    Paid-In        Accumulated      Treasury
                                Shares     Amount             Capital        (Deficit)        Stock         Total
Balance - December 31, 1995   5,126,900    $  528             $ 2,095,391    $ (1,112,266)    $ (26,650)    $   957,003
Net income for period               -         -                    -              113,003          -            113,003

Balance - December 31, 1996   5,126,900       528               2,095,391      (  999,263)      (26,650)      1,070,006
 Purchase of treasury shares   (522,500)       -                   -               -            (94,985)        (94,985)
 Sale of treasury shares        462,500        -                   -               -             75,952          75,952
 Acquisition of:
  Hi-Tech Leasing, Inc.       2,000,000       200                 736,788          -               -            736,988
  Professional
    Programmers, Inc.           150,000        -                  (10,512)         -            26,650           16,138
Net Loss for period                 -          -                   -            ( 137,759)         -          ( 137,759)

Balance - December 31, 1997   7,216,900       728               2,821,667      (1,137,022)     (19,033)       1,666,340
 Proceeds from disposition
   of subsidiary             (1,309,925)      -                    -               -          (589,727)        (589,727)
 Sale of treasury shares         60,000       -                    -               -            19,033           19,033
Net Loss for period                 -         -                    -             (152,362)        -            (152,362)

Balance - December 31, 1998   5,966,975       728              2,821,667       (1,289,384)    (589,727)         943,284
 Issuance of 309,925 shares     309,925        31                 79,000           -              -              79,031
Net Loss for period                 -         -                    -             (127,130)        -            (127,130)

Balance - March 31, 1999      6,276,900*   $ 759             $ 2,900,667      $(1,416,514)  $ (589,727)      $  895,185


*  Shown on the accompanying
   Balance Sheet as follows:          Issued:  7,586,825
                             Treasury Shares: (1,309,925)
                                               6,276,900





See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three Months Ended
                                              March 31,     March 31,
                                                1999           1998
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $ (127,130)   $  (10,352)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation                                     51           296
    (Gain) loss on sale of marketable
      securities                                 32,791       (21,190)
    Allowance for market decline
      of securities                              (5,926)       10,612
    Issuance of common stock                     79,031           -
  Changes in operating assets
    and liabilities (net of business sold):
    (Increase) decrease in trade
      accounts receivable                           -          20,246
    (Increase) decrease in inventories              -          (4,290)
    (Increase) decrease in accounts
      receivable - other                         19,074           411
    (Increase) decrease in accrued
      interest receivable                           -           3,618
    (Increase) decrease in other assets           2,382        (4,508)
    Increase (decrease) in accounts
      payable and accrued expenses                2,536       (36,277)
    Increase (decrease) in deferred
      revenue                                       -             321
    Purchase of marketable
      securities                                (88,236)      (48,272)
    Proceeds from sale of marketable
      securities                                214,766       142,854

  Total adjustments                             256,469        63,821

  Net cash provided by
    operating activities                        129,339        53,469








                                     -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three Months Ended
                                              March 31,     March 31,
                                                1999           1998
                                             (Unaudited)   (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable - affiliate          -         (11,500)
  Advances on notes receivable - other              -         (60,000)
  Principal collections of notes
    receivable - affiliate                          -           1,364
  Principal collections of notes
    receivable - other                              -           8,703
  Principal collection of direct
    financing leases                                -             913
  Purchase of property and equipment                -          (2,365)
  Investments - other                          (150,000)          -

  Net cash (used in)
    investing activities                       (150,000)      (62,885)


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (20,661)       (9,416)

CASH AND CASH EQUIVALENTS -
  Beginning of period                            73,593       464,577

CASH AND CASH EQUIVALENTS -
  End of period                              $   52,932    $  455,161













See accompanying notes to consolidated financial statements.




                                -7(b)-

           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         March 31, 1999
                          (Unaudited)



NOTE 1 -  FAIR PRESENTATION

          The balance sheet as of March 31, 1999, the statement of operations for the three months ended March 31, 1999 and 1998, the statement of shareholders' equity as of March 31, 1999 and the statement of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at March 31, 1999 and for all periods presented have been made.

          The condensed financial statements as of December 31, 1998, 1997 and 1996 have been derived from audited financial statements.

          The operations for the three months ended March 31, 1999, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998, and for the year then ended.

NOTE 2 -  BASIS OF PRESENTATION

          The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 -  EARNINGS (LOSS) PER SHARE

          For the three month periods ended March 31, 1999 and 1998, per share information was computed using the weighted average number of common shares outstanding during the periods.

           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         March 31, 1999
                          (Unaudited)


NOTE 4 -  INVESTMENT IN MARKETABLE SECURITIES

          The Company's investment in marketable securities consists of trading securities which are carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in market price are reflected in the statement of operations.

NOTE 5 -  INCOME TAXES

          The Company does not provide for any income taxes since it has net operating losses to offset any provision for income taxes. The Company has fully reserved for the benefit of the net operating loss carryforwards.


NOTE 6 -  INVESTMENT - OTHER

          On February 5, 1999, the Company acquired 15% of the issued and outstanding capital stock of Physicians Acceptance Corporation ("PAC"), a privately-held Florida corporation for $150,000 and seeks to pursue acquisitions of all of the ownership interest of PAC. The ultimate terms and conditions of acquisition have not yet been completed.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     Financial Condition. At March 31, 1999, the Company had current assets of $897,934 as compared to $943,446 at December 31, 1998, total assets of $899,756 as compared to $945,319 at December 31, 1998, and shareholders' equity of $895,185 as compared to $943,284 as of December 31, 1998. The decrease in current assets and total assets was primarily the result of the Company's decrease in marketable securities. The decrease in shareholders' equity was primarily the result of the Company's net loss for the period.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 1999 of $20,661, and cash and cash equivalents at March 31, 1999 of $52,932, as compared to a decrease in cash and cash equivalents of $9,416 and cash and cash equivalents of $455,161 for the three months ended March 31, 1999.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company's revenues for the three months ended March 31, 1999, were derived from investment activities.

     The Company's revenues decreased $33,568 to ($13,689) for the three months ended March 31, 1999, as compared to $19,879 for the same period of 1998. The principal reason for decreased revenue was an increase in the loss on marketable securities.

     Operating expenses increased $40,321 to $113,441 as compared to $73,120 for the same period last year principally due to the fact that the Company issued 309,925 shares of its common stock to certain officers, directors, former employees and key professionals for services rendered throughout the past years. The Company realized a net loss of $127,130 for the three months ended March 31, 1999, as compared to a net loss of $10,352 for the same period last year. The increase in net loss was primarily due to an increase in operating expenses.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended March 31, 1999.

            CORRECTIONS SERVICES, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

     On February 8, 1999, the Company acquired 15% of the issued and outstanding capital stock of Physicians Acceptance Corporation for cash in the amount of $150,000. At the time of the acquisition, the Company intended to pursue acquisition of all of the ownership interest in Physicians Acceptance Corporation following due inquiry and investigation toward that end, particularly with respect to the details of the business and intended business of Physicians Acceptance Corporation and its financial history, present condition and commercial outlook.

     At that time, the Company's intent to acquire Physicians Acceptance Corporation as a wholly owned subsidiary had not been reduced to a definitive agreement. Since the Registrant's purchase of 15% of the issued and outstanding capital stock of Physicians Acceptance Corporation, the Company has pursued its inquiry and diligence into that company and has now concluded that further pursuit of the acquisition is not advisable and the Company has proposed recission of the 15% ownership purchase at this time. Physicians Acceptance Corporation is agreeable and terms for its repurchase of the 15% ownership interest from the Company were negotiated and agreed to on May 10, 1999.

     Pursuant to the recission agreement, Physicians Acceptance Corporation will repurchase the 15% of its capital stock acquired by the Company on February 8, 1999 on or before July 1, 1999. The repurchase price is the same $150,000 paid by the Registrant to Physicians Acceptance Corporation on or about February 8,1999. Pursuant to the terms of the recission agreement, the stock will be held in escrow until the repurchase transaction is completed and the Registrant has received the full repurchase price. If Physicians Acceptance Corporation is not able to pay the full purchase price on or before July 1, 1999, on that date it shall enter into a promissory note for the full amount payable on or before June 30, 2000, bearing interest payable monthly in the amount of $625. Upon completion of the transaction, the Company's purchase of issued and outstanding capital stock of Physicians Acceptance Corporation shall have been fully rescinded.

     Physicians Acceptance Corporation was formed to arrange patient financing for elective surgical and non-surgical procedures. Physicians Acceptance Corporation perceives that an increase in percentage of healthcare industry reimbursement is comprised of patient payments or partial payments, especially for elective medical procedures. They anticipate that as a percentage of non-covered medical costs in that area grows, and as medical costs in general continue to rise, more and more patient funding of such expenses as opposed as insurance funding will be encountered.

Physicians Acceptance Corporation perceives that increasing need and demand as correlated to an increasing demand for affordable financing options from medical services providers. Upon inquiry and investigation for the purpose of establishing parameters for a definitive acquisition agreement, the Company came to view the business and proposed business of Physicians Acceptance Corporation as unsuited to the Company's view of appropriate lines of business in which it would be well advised to engage. After extensive discussion with Physicians Acceptance Corporation, it became apparent that the paths envisioned by respective managements were divergent and that the original mutual view of the Company's acquisition of Physicians Acceptance Corporation as a wholly owned subsidiary was not appropriate for either company.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          One report on Form 8-K was filed on February 8, 1999.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CORRECTIONS SERVICES, INC.


                                           /s/Norman H. Becker
Date: May 13, 1999                         Norman H. Becker, President


Date: May 13, 1999                        /s/Diane Martini
                                          Diane Martini, Secretary/Treasurer


Date: May ____, 1999
                                          Frank R. Bauer, Vice President