Form 10-Q
period 1999-06-30
CORRECTIONS SERVICES INC
filed 1999-08-16
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 1999

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

7,586,825 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT JULY 31, 1999, INCLUDING 1,309,925 SHARES HELD BY THE ISSUER IN TREASURY. 6,276,900 SHARES WERE OUTSTANDING AT JULY 31, 1999.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


          PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1999 (Unaudited) and December 31, 1998 (Audited).

          Consolidated Statement of Operations - Three months and six months ended June 30, 1999 and 1998 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1995 through June 30, 1999.

          Consolidated Statement of Cash Flows - Six months ended
          June 30, 1999 and 1998 (Unaudited).

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

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS


                                           June 30,       December 31,
                                             1999             1998*

CURRENT ASSETS:
  Cash and cash equivalents               $ 149,441         $  73,593
  Investment in marketable securities       526,418           771,283
  Dividends receivable                        7,352            28,223
  Notes receivable - Affiliate               77,000            65,000
  Notes receivable - Other                  150,000               -
  Other                                       4,121             5,347

    TOTAL CURRENT ASSETS                    914,332           943,446


PROPERTY AND EQUIPMENT                          101               202

OTHER                                         1,671             1,671

TOTAL ASSETS                              $ 916,104         $ 945,319
















*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.



                                -4(a)-

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                               (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                           June 30,       December 31,
                                             1999             1998

CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses                           $     2,937      $     2,035

     TOTAL CURRENT LIABILITIES                2,937            2,035


SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    7,586,825 shares issued in 1999;
    7,276,000 shares issued in 1998;
    6,276,900 shares outstanding
    at June 30, 1999 and 5,966,975
    Shares outstanding at
    at December 31, 1998                        759              728
  Additional paid-in capital              2,900,667        2,821,667
  Accumulated deficit                    (1,398,532)      (1,289,384)
                                          1,502,894        1,533,011

  Less treasury stock, 1,309,925
    shares at June 30, 1999 and
    December 31, 1998                      (589,727)        (589,727)


  TOTAL SHAREHOLDERS' EQUITY                913,167          943,284

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $   916,104      $   945,319










See accompanying notes to consolidated financial statements.


                                -4(b)-

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS



                                                    Three Months Ended             Six Months Ended
                                                         June 30,                       June 30,
                                                    1999           1998            1999          1998
REVENUES:
  Dividends and interest                         $   12,847     $   14,488     $   26,023     $   29,911
  Realized and unrealized gain
   (loss) on marketable securities                   30,633        (27,019)         3,768        (22,563)
                                                     43,480        (12,531)        29,791          7,348

COST AND EXPENSES:
  General and administrative                         25,498         73,324        138,939        129,689


INCOME (LOSS) FROM CONTINUING OPERATIONS             17,982        (85,855)      (109,148)      (122,341)

INCOME FROM DISCONTINUED OPERATIONS                     -           25,998             -          52,132

NET INCOME (LOSS)                                $   17,982     $  (59,857)    $ (109,148)    $  (70,209)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       7,586,825      7,227,614      7,538,881      7,216,569

BASIC INCOME (LOSS) PER COMMON SHARE
  Continued operations                           $      -       $     (.01)    $     (.01)    $     (.02)
  Discontinued operations                               -              -              -              .01

NET INCOME (LOSS) PER COMMON SHARE               $      -       $     (.01)    $     (.01)    $     (.01)







* Reclassified from comparative purposes
  See accompanying notes to consolidated financial statements

                  CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FROM DECEMBER 31, 1995 THROUGH JUNE 30, 1999

                                  Common Stock
                                $.0001 Par Value             Additional
                              Authorized 10,000,000 Shares   Paid-In       Accumulated    Treasury
                                Shares     Amount            Capital       (Deficit)        Stock       Total
Balance - December 31, 1995   5,126,900    $  528            $ 2,095,391  $ (1,112,266)  $ (26,650)  $   957,003
Net income for period               -         -                      -         113,003        -          113,003

Balance - December 31, 1996   5,126,900       528              2,095,391    (  999,263)    (26,650)    1,070,006
 Purchase of treasury shares   (522,500)       -                     -             -       (94,985)      (94,985)
 Sale of treasury shares        462,500        -                     -             -        75,952        75,952
 Acquisition of:
  Hi-Tech Leasing, Inc.       2,000,000       200                736,788           -           -         736,988
  Professional
    Programmers, Inc.           150,000        -                 (10,512)          -        26,650        16,138
Net Loss for period                 -          -                     -       ( 137,759)        -       ( 137,759)

Balance - December 31, 1997   7,216,900       728              2,821,667    (1,137,022)    (19,033)    1,666,340
 Proceeds from disposition
   of subsidiary             (1,309,925)      -                      -             -      (589,727)     (589,727)
 Sale of treasury shares         60,000       -                      -             -        19,033        19,033
Net Loss for period                 -         -                      -        (152,362)        -        (152,362)

Balance - December 31, 1998   5,966,975       728              2,821,667    (1,289,384)   (589,727)      943,284
 Issuance of 309,925 shares     309,925        31                 79,000           -           -          79,031
Net Loss for period                 -         -                      -        (109,148)        -        (109,148)

Balance - June 30, 1999       6,276,900*   $  759            $ 2,900,667   $(1,398,532)  $ (589,727)  $  913,167



*  Shown on the accompanying
   Balance Sheet as follows:          Issued:  7,586,825
                             Treasury Shares: (1,309,925)
                                               6,276,900





See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                 Six Months Ended
                                              June 30,      June 30,
                                                1999          1998
                                             (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $ (109,148)   $  (70,209)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation                                    101         1,027
    (Gain) loss on sale of marketable
      securities                                 25,270       (15,239)
    Allowance for market decline
      of securities                             (29,038)       48,277
    Issuance of common stock                     79,031           -
  Changes in operating assets
    and liabilities (net of business sold):
    (Increase) decrease in trade
      accounts receivable                           -          22,749
    (Increase) decrease in inventories              -             158
    (Increase) decrease in accounts
      receivable - other                         20,871           121
    (Increase) decrease in accrued
      interest receivable                           -             792
    (Increase) decrease in other assets           1,226        (4,042)
    Increase (decrease) in accounts
      payable and accrued expenses                  902       (42,277)
    Increase (decrease) in deferred
      revenue                                       -           3,993
    Purchase of marketable
      securities                               (136,280)     (226,903)
    Proceeds from sale of marketable
      securities                                384,913       191,485

  Total adjustments                             346,966       (19,859)

  Net cash provided by (used in)
    operating activities                        237,848       (90,068)








                                     -7(a)-

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 Six Months Ended
                                              June 30,      June 30,
                                                1999          1998
                                             (Unaudited)   (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable - affiliate    $ (12,000)   $  (20,900)
  Advances on notes receivable - other         (150,000)      (60,000)
  Principal collections of notes
    receivable - affiliate                          -           3,457
  Principal collections of notes
    receivable - other                              -          45,350
  Principal collection of direct
    financing leases                                -           1,845
  Purchase of property and equipment                -          (2,365)

  Net cash (used in)
    investing activities                       (162,000)      (32,613)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               75,848      (122,681)

CASH AND CASH EQUIVALENTS -
  Beginning of period                            73,593       464,577

CASH AND CASH EQUIVALENTS -
  End of period                               $ 149,441    $ 341,896














See accompanying notes to consolidated financial statements.




                                -7(b)-

           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         June 30, 1999
                          (Unaudited)



NOTE 1 -  FAIR PRESENTATION

          The balance sheet as of June 30, 1999, the statement of operations for the three months and six months ended June 30, 1999 and 1998, the statement of shareholders' equity as of June 30, 1999 and the statement of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at June 30, 1999 and for all periods presented have been made.

          The condensed financial statements as of December 31, 1998, 1997 and 1996 have been derived from audited financial statements.

          The operations for the six months ended June 30, 1999, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 -  EARNINGS (LOSS) PER SHARE

          For the six month periods ended June 30, 1999 and 1998, per share information was computed using the weighted average number of common shares outstanding during the periods.

           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         June 30, 1999
                          (Unaudited)


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


NOTE 6 -  NOTE RECEIVABLE - OTHER

          On February 8, 1999, the Company acquired 15% of the issued and outstanding capital stock of Physicians Acceptance Corporation ("PAC"), a privately-held Florida corporation for $150,000. On May 10, 1999, the Company rescinded the purchase agreement and on July 1, 1999, the Company entered into an eight percent (8%) promissory note for $150,000. The amount is payable in full on or before June 30, 2000, bearing interest payable monthly. For further information, see Item 5 - Other Information elsewhere in this Report.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     Financial Condition. At June 30, 1999, the Company had current assets of $914,332 as compared to $943,446 at December 31, 1998, total assets of $916,104 as compared to $945,319 at December 31, 1998, and shareholders' equity of $913,167 as compared to $943,284 as of December 31, 1998. The decrease in current assets and total assets was primarily the result of the Company's decrease in marketable securities. The decrease in shareholders' equity was primarily the result of the Company's net loss for the period.

     Liquidity. The Company had a net increase in cash and cash equivalents for the six months ended June 30, 1999 of $75,848, and cash and cash equivalents at June 30, 1999 of $149,441, as compared to a decrease in cash and cash equivalents of $122,681 and cash and cash equivalents of $341,896 for the six months ended June 30, 1999.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company's revenues for the three months and six months ended June 30, 1999, were derived from investment activities.

     The Company's revenues increased $22,443 to $29,791 for the six months ended June 30, 1999, as compared to $7,348 for the same period of 1998. The principal reason for increased revenue was an increase in the gain on marketable securities. The Company's revenues increased $56,011 to $43,380 for the three months ended June 30, 1999, as compared to ($12,531) for the same period of 1998.

     Operating expenses increased $9,250 to $138,939 as compared to $129,689 for the same period last year principally due to the fact that the Company issued 309,925 shares of its common stock to certain officers, directors, former employees and key professionals for services rendered throughout the past years. The Company realized a net loss of $109,148 for the six months ended June 30, 1999, as compared to a net loss of $70,209 for the same period last year. The increase in net loss was primarily due to an increase in operating expenses.

     Costs and expenses decreased $47,826 or approximately 65% to $25,498 for the three months ended June 30, 1999, as compared to $73,324 for the same period last year, principally due to a decrease in general and administrative expenses. The Company realized a net profit of $17,982 for the three months ended June 30, 1999, as compared to a net loss of $59,857 for the same period last year. The increase in net profit was primarily due to an increase in the gain on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the six months ended June 30, 1999.

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

     Pursuant to the recission agreement, Physicians Acceptance Corporation repurchased the 15% of its capital stock acquired by the Company on February 8, 1999 on or before July 1, 1999. The repurchase price is the same $150,000 paid by the Registrant to Physicians Acceptance Corporation on or about February 8,1999. Pursuant to the terms of the recission agreement, the stock will be held in escrow until the repurchase transaction is fully completed and the Registrant has received the full repurchase price. If Physicians Acceptance Corporation were to be unable to pay the full purchase price on or before July 1, 1999, it was required to make and enter into a promissory note for the amount payable on or before June 30, 2000 and bearing interest payable monthly at the rate of eight percent (8%) per annum. Physicians Acceptance Corporation has made and delivered the Promissory Note as agreed and the payment schedule is current. Upon completion of the note payment transaction, the Company's purchase of issued and outstanding capital stock of Physicians Acceptance Corporation shall have been fully rescinded.

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

     No reports were filed on Form 8-K for the period ending
June 30, 1999.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CORRECTIONS SERVICES, INC.



Date: August 12, 1999        /s/Norman H. Becker
                             Norman H. Becker, President


Date: August 12, 1999        /s/Diane Martini
                             Diane Martini, Secretary/Treasurer


Date: August ____, 1999
                             Frank R. Bauer, Vice President