Form 10-Q
period 1999-09-30
CORRECTIONS SERVICES INC
filed 1999-11-12
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 1999

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

7,586,825 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AT NOVEMBER 1, 1999, INCLUDING 1,309,925 SHARES HELD BY THE ISSUER IN TREASURY. 6,276,900 SHARES WERE OUTSTANDING AT NOVEMBER 1, 1999.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1999
          (Unaudited) and December 31, 1998 (Audited).

          Consolidated Statement of Operations - Three months and nine months ended September 30, 1999 and 1998
          (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1995 through September 30, 1999.

          Consolidated Statement of Cash Flows - Nine months ended September 30, 1999 and 1998 (Unaudited).

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

                CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS


                                          September 30,    December 31,
                                              1999             1998*
CURRENT ASSETS:
  Cash and cash equivalents               $  55,579         $  73,593
  Accounts receivable                         3,034               -
  Investment in marketable securities       544,383           771,283
  Dividends receivable                        8,317            28,223
  Notes receivable - Affiliate               87,000            65,000
  Notes receivable - Other                  150,000               -
  Other                                       3,615             5,347

    TOTAL CURRENT ASSETS                    851,928           943,446


PROPERTY AND EQUIPMENT                           51               202

OTHER                                         1,671             1,671

TOTAL ASSETS                              $ 853,650         $ 945,319






*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.



                                -4(a)-

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                               (Continued)



               LIABILITIES AND SHAREHOLDERS' EQUITY

                                         September 30,    December 31,
                                             1999             1998
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses                           $     3,530      $     2,035

     TOTAL CURRENT LIABILITIES                3,530            2,035


SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    7,586,825 shares issued in 1999;
    7,276,000 shares issued in 1998;
    6,276,900 shares outstanding
    at September 30, 1999 and 5,966,975
    Shares outstanding at
      December 31, 1998                         759              728
  Additional paid-in capital              2,900,667        2,821,667
  Accumulated deficit                    (1,461,579)      (1,289,384)
                                          1,439,847        1,533,011

  Less treasury stock, 1,309,925
    shares at September 30, 1999 and
    December 31, 1998                      (589,727)        (589,727)


  TOTAL SHAREHOLDERS' EQUITY                850,120          943,284

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $   853,650      $   945,319







See accompanying notes to consolidated financial statements.


                                -4(b)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                     1999           1998            1999          1998
REVENUES:
  Dividends and interest                         $   14,320     $   15,243     $   40,343     $   45,154
  Realized and unrealized gain
   (loss) on marketable securities                  (53,102)       (28,932)       (49,334)       (51,495)
                                                    (38,782)       (13,689)        (8,991)        (6,341)

COST AND EXPENSES:
  General and administrative                         24,265         56,315        163,204        186,004

OTHER EXPENSES:
  Equity in loss of subsidiaries                        -          (49,833)           -          (49,833)
  Loss on sale of electronic
    monitoring business                                 -          (18,402)           -          (18,402)

INCOME (LOSS) FROM CONTINUING OPERATIONS            (63,047)      (138,239)      (172,195)      (260,580)

INCOME FROM DISCONTINUED OPERATIONS                     -           34,077             -          86,209

NET INCOME (LOSS)                                 $ (63,047)    $ (104,162)    $ (172,195)    $ (174,371)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       7,586,825      6,799,370      7,555,038      7,086,524

BASIC INCOME (LOSS) PER COMMON SHARE
  Continued operations                           $     (.01)    $     (.02)    $     (.02)    $     (.03)
  Discontinued operations                               -              -              -              .01

NET INCOME (LOSS) PER COMMON SHARE               $     (.01)    $     (.02)    $     (.02)    $     (.02)




* Reclassified from comparative purposes
  See accompanying notes to consolidated financial statements

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FROM DECEMBER 31, 1995 THROUGH SEPTEMBER 30, 1999


                                  Common Stock
                                $.0001 Par Value              Additional
                              Authorized 10,000,000 Shares    Paid-In      Accumulated    Treasury
                                Shares         Amount         Capital      (Deficit)      Stock          Total
Balance - December 31, 1995   5,126,900        $  528         $ 2,095,391  $ (1,112,266)  $  (26,650)    $   957,003
Net income for period               -             -                   -         113,003        -             113,003

Balance - December 31, 1996   5,126,900           528           2,095,391    (  999,263)     (26,650)      1,070,006
 Purchase of treasury shares   (522,500)          -                   -             -        (94,985)        (94,985)
 Sale of treasury shares        462,500           -                   -             -         75,952          75,952
 Acquisition of:
  Hi-Tech Leasing, Inc.       2,000,000           200             736,788           -           -            736,988
  Professional
    Programmers, Inc.           150,000           -               (10,512)          -         26,650          16,138
Net Loss for period                 -             -                   -       ( 137,759)        -          ( 137,759)

Balance - December 31, 1997   7,216,900           728           2,821,667    (1,137,022)     (19,033)      1,666,340
 Proceeds from disposition
   of subsidiary             (1,309,925)          -                   -             -       (589,727)       (589,727)
 Sale of treasury shares         60,000           -                   -             -         19,033          19,033
Net Loss for period                 -             -                   -        (152,362)        -           (152,362)

Balance - December 31, 1998   5,966,975           728           2,821,667    (1,289,384)    (589,727)        943,284
 Issuance of 309,925 shares     309,925            31              79,000           -           -             79,031
Net Loss for period                 -             -                   -        (172,195)        -           (172,195)

Balance - September 30, 1999  6,276,900*       $  759         $ 2,900,667   $(1,461,579)  $ (589,727)      $ 850,120




*  Shown on the accompanying
   Balance Sheet as follows:          Issued:  7,586,825
                             Treasury Shares: (1,309,925)
                                               6,276,900





See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS


               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               Nine Months Ended
                                         September 30,  September 30,
                                             1999           1998
                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $ (172,195)    $ (174,371)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation                                151          1,501
    (Gain) loss on sale of marketable
      securities                             24,505        (14,929)
    Allowance for market decline
      of securities                          24,829         66,424
    Equity in (earnings) or loss of
      unconsolidated subsidiaries               -           49,833
    Loss on sale of electronic
      monitoring business                       -           18,402
    Issuance of common stock                 79,031            -
  Changes in operating assets
    and liabilities (net of business sold):
    (Increase) decrease in trade
      accounts receivable                       -           31,137
    (Increase) decrease in inventories          -           29,559
    (Increase) decrease in accounts
      receivable - other                     19,906        (13,522)
    (Increase) decrease in accrued
      interest receivable                       -            2,280
    (Increase) decrease in other assets       1,732         (1,741)
    Increase (decrease) in accounts
      payable and accrued expenses            1,495        (11,024)
    Increase (decrease) in deferred
      revenue                                   -           (7,865)
    Purchase of marketable
      securities                           (214,880)      (172,515)
    Proceeds from sale of marketable
      securities                            389,412        119,082

  Total adjustments                         326,181         96,622

  Net cash provided by (used in)
    operating activities                    153,986       (77,749)





                                     -7(a)-



                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS



               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               Nine Months Ended
                                         September 30,  September 30,
                                             1999           1998
                                          (Unaudited)    (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable
     - affiliate                         $  (22,000)    $      -
  Advances on notes receivable
     - other                               (150,000)       (50,000)
  Proceeds from sale of subsidiary              -            3,378
  Purchase of property & equipment              -           (2,365)
  Proceeds from sale of electronic
     monitoring business                        -           63,000

  Net cash provided by (used in)
    investing activities                   (172,000)        14,013

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of subsidiary                            -          (16,153)
  Purchase of treasury stock                    -         (199,070)

  Net cash (used in) financing
    activities                                  -         (215,223)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          (18,014)      (278,959)

CASH AND CASH EQUIVALENTS -
  Beginning of period                        73,593        464,577

CASH AND CASH EQUIVALENTS -
  End of period                           $  55,579     $  185,618









See accompanying notes to consolidated financial statements.




                                -7(b)-

           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                       September 30, 1999
                          (Unaudited)



NOTE 1 -  FAIR PRESENTATION

          The balance sheet as of September 30, 1999, the statement of operations for the three months and nine months ended September 30, 1999 and 1998, the statement of shareholders' equity as of September 30, 1999 and the statement of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1999 and for all periods presented have been made.

          The condensed financial statements as of December 31, 1998, 1997 and 1996 have been derived from audited financial statements.

          The operations for the nine months ended September 30, 1999, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 -  EARNINGS (LOSS) PER SHARE

          For the three month and nine month periods ended
          September 30, 1999 and 1998, per share information was computed using the weighted average number of common shares outstanding during the periods.

           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                       September 30, 1999
                          (Unaudited)


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

     Financial Condition. At September 30, 1999, the Company had current assets of $851,928 as compared to $943,446 at December 31, 1998, total assets of $853,650 as compared to $945,319 at December 31, 1998, and shareholders' equity of $850,120 as compared to $943,284 as of December 31, 1998. The decrease in current assets and total assets was primarily the result of the Company's decrease in marketable securities. The decrease in shareholders' equity was primarily the result of the Company's net loss for the period.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 1999 of $18,014, and cash and cash equivalents at September 30, 1999 of $55,579, as compared to a decrease in cash and cash equivalents of $278,959 and cash and cash equivalents of $185,618 for the nine months ended September 30, 1999.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company's revenues for the three months and nine months ended September 30, 1999, were derived from investment activities.

     The Company's revenues decreased $2,650 to ($8,991) for the nine months ended September 30, 1999, as compared to ($6,341) for the same period of 1998. The principal reason for decreased revenue was a decrease in dividends and interest income. The Company's revenues decreased $25,093 to ($38,782) for the three months ended September 30, 1999, as compared to ($13,689) for the same period of 1998, primarily due to an increase in loss on marketable securities.

     Costs and expenses decreased $22,800 to $163,204 for the nine months ended September 30, 1999, as compared to $186,004 for the same period last year principally due to a decrease in general and administrative expenses. The Company realized a net loss of $172,195 for the nine months ended September 30, 1999, as compared to a net loss of $174,371 for the same period last year. The decrease in net loss was primarily due to a decrease in operating expenses.

     Costs and expenses decreased $32,050 to $24,265 for the three months ended September 30, 1999, as compared to $56,315 for the same period last year, principally due to a decrease in general and administrative expenses. The Company realized a net loss of $63,047 for the three months ended September 30, 1999, as compared to a net loss of $104,162 for the same period last year. The decrease in net loss was primarily due to a decrease in other expenses.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the nine months ended September 30, 1999.

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

     At that time, the Company's intent to acquire Physicians Acceptance Corporation as a wholly owned subsidiary had not been reduced to a definitive agreement. Since the Registrant's purchase of 15% of the issued and outstanding capital stock of Physicians Acceptance Corporation, the Company pursued its inquiry and diligence into that company and concluded that further pursuit of the acquisition is not advisable and the Company proposed recission of the 15% ownership purchase. Physicians Acceptance Corporation was agreeable and terms for its repurchase of the 15% ownership interest from the Company were negotiated and agreed to on May 10, 1999.

     Pursuant to the consequent recission agreement, Physicians Acceptance Corporation repurchased the 15% of its capital stock acquired by the Company on February 8, 1999 on or before July 1, 1999. The repurchase price is the same $150,000 paid by the Registrant to Physicians Acceptance Corporation on or about February 8,1999. Pursuant to the terms of the recission agreement, the stock is held in escrow until the repurchase transaction is completed and the Registrant has received the full repurchase price. Since Physicians Acceptance Corporation was not able to pay the full purchase price on or before July 1, 1999, and pursuant to the repurchase agreement it entered into a promissory note for the full amount payable on or before June 30, 2000, bearing interest payable monthly at the rate of eight percent (8%) per annum. Upon completion of the transaction, the Company's purchase of issued and outstanding capital stock of Physicians Acceptance Corporation shall have been fully rescinded.

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

          No reports were filed on Form 8-K for the period ending
September 30, 1999.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CORRECTIONS SERVICES, INC.



Date: November 10, 1999      /s/Norman H. Becker
                             Norman H. Becker, President


Date: November 10, 1999      /s/Diane Martini
                             Diane Martini, Secretary/Treasurer


Date: November ___, 1999
                             Frank R. Bauer, Vice President