Form 10-K
period 1999-12-31
CORRECTIONS SERVICES INC
filed 2000-03-28
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES  [X]     NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 2000, was approximately $1,400,000.

The number of shares of Common Stock, $.0001 par value, of the Registrant issued as of March 17, 2000, was 7,586,825 shares. Of that total 6,276,900 shares are outstanding. The Company has 1,309,925 shares in treasury.

                              PART I
                              ------

ITEM 1.  BUSINESS

Background
----------

     Corrections Services, Inc. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program to relieve the need for incarceration in a jail or similar facility. The Company was commercially active in that area until mid-1998.

     Since August 31, 1998 the Registrant has had no remaining commercial operations, intending to conserve its assets while seeking one or more opportunities for merger, acquisition or suitable commercial enterprise.

Physicians Acceptance Corporation
---------------------------------

     On February 8, 1999, the Company acquired 15% of the issued and outstanding capital stock of Physicians Acceptance Corporation for cash in the amount of $150,000. At the time of the acquisition, the Company intended to pursue acquisition of all of the ownership interest in Physicians Acceptance Corporation ("PAC") following due inquiry and investigation toward that end, particularly with respect to the details of the business and intended business of PAC and its financial history, current condition and commercial outlook.

     After extensive discussion, it became apparent that the paths envisioned by respective managements were divergent and that the original mutual view of the Company's acquisition of Physicians
Acceptance Corporation as a wholly owned subsidiary was not appropriate for either company.

     The Company's intent to acquire PAC as a wholly owned subsidiary had not been reduced to a definitive agreement. After the Registrant's purchase of fifteen (15%) percent of the PAC capital stock, the Company concluded that further pursuit of the acquisition was not advisable. The Company proposed recission of the stock purchase, PAC was agreeable, and terms for its repurchase of the 15% ownership interest from the Company were negotiated and agreed to on May 10, 1999.

     Pursuant to the recission agreement, Physicians Acceptance Corporation repurchased the PAC capital stock acquired by the Company on July 1, 1999. The repurchase price was the same $150,000 paid by the Registrant to PAC on or about February 8,1999. PAC was not able to pay the full purchase price on or before July 1, 1999, and, pursuant to the recission agreement, it entered into a promissory note ("Note") for the full amount payable on or before June 30, 2000, bearing interest payable monthly at the rate of eight percent (8%) per annum. Upon acceptance of the note, the Company's purchase of capital stock of Physicians Acceptance Corporation was fully rescinded. The unpaid balance of the Note, $150,000, plus accrued interest in the amount of $5,031 was fully reserved at December 31, 1999.

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


Truck Farm, Inc.
----------------

     On March 3, 2000, the Registrant entered into a Letter of Intent to acquire all of the assets and operations of Truck Farm, Inc., a closely-held South Carolina corporation with principal offices in Georgetown, South Carolina. Pursuant to the terms of the Letter of Intent, during the course of mutual due diligence by the Registrant and by Truck Farm, Inc., the Registrant will determine to acquire either all of the issued and outstanding capital stock of Truck Farm, Inc. or all of its assets in a transaction in which the business operations of Truck Farm, Inc. will become the business operations of the Registrant upon completion of the acquisition transaction. It is contemplated by both companies that the Registrant's Board of Directors will be comprised in whole or in majority part of the Directors of Truck Farm, Inc. and that the Registrant will change its name to reflect its new commercial operations.

     The intended acquisition transaction contemplates an exchange of Truck Farm common stock or assets in exchange for restricted Common Stock of Corrections Services, Inc. upon terms and conditions to be determined following the completion of both companies' due diligence, a process which is anticipated to take approximately ninety days from the date of the Letter of Intent. While there can be no assurance that such due diligence will not uncover one or more insurmountable obstacles to completion of the intended acquisition transaction, the Registrant anticipates that it will be able to develop and enter into a definitive merger or asset purchase agreement, as the case may be, upon completion of the mutual due diligence efforts.

     The Registrant is informed that Truck Farm, Inc. was incorporated in the state of South Carolina on August 15, 1995. Since its inception, Truck Farm, Inc. has operated and currently operates a sales and service business catering to 4x4 and street truck owners for engines, equipment and accessories from a brick and mortar location in Georgetown, South Carolina and from its Internet facilities known as TruckFarm.com. While it may not be ultimately possible to do so, Truck Farm, Inc. anticipates multi-state expansion and expects to add 4x4 and street truck vehicle sales and service operations to its current sales and service of engines, equipment and accessories.

     The Registrant and Truck Farm, Inc. are presently engaged in their respective due diligence. The Company expects to enter into a definitive agreement of merger or purchase of assets, as the case may be, upon completion of those efforts. There can of course be no assurance that one or more insurmountable obstacles to the companies' present intention in the contemplated transaction will not arise and preclude the Company from entering into a definitive agreement, or from implementing the terms of the definitive agreement in the near term.


Employees
---------

     Mr. Norman H. Becker and Mr. Frank R. Bauer, are officers of the Company each of whom currently devotes approximately ten (10%) percent of their time to its activities. Ms. Diane Martini, an officer of the Company, currently devotes approximately eighty (80%) percent of her time to its activities. The Company has no other full-time employees See Part III., Item 10, Directors and Executive Officers of the Registrant.


ITEM 2.  PROPERTIES

     The Company occupies its principal office space on a month-to-month basis at a rental and administrative charge of $2,600 per month ($31,200 per annum).


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not now a party to any litigation or, to its knowledge, threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999, through solicitation of proxies or otherwise.


                             PART II
                             -------

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

                           COMMON STOCK
                           ------------

Period                            Bid Price       Asked Price
------                            ---------       -----------
                                High     Low     High      Low
                                ----     ---     ----      ---

First Quarter, 1998             $0.35    $0.25   $0.40     $0.30
Second Quarter, 1998            $0.40    $0.30   $0.45     $0.32
Third Quarter, 1998             $0.45    $0.35   $0.50     $0.40
Fourth Quarter, 1998            $0.375   $0.30   $0.42     $0.37
First Quarter, 1999             $0.35    $0.25   $0.40     $0.30
Second Quarter, 1999            $0.40    $0.30   $0.45     $0.32
Third Quarter, 1999             $0.48    $0.37   $0.52     $0.44
Fourth Quarter, 1999            $0.50    $0.35   $0.55     $0.45
January 1, through
 March 17, 2000                 $0.60    $0.50   $0.81     $0.70



(b) Holders. As of March 15, 2000, the approximate number of recordholders of Common Stock of the Registrant was 975.

     The Company is unable to determine the actual number of beneficial holders of its Common Stock at March 17, 2000 due to Common Stock held for stockholders "in street name", but estimates the current total to be approximately 1150.

(c) Dividends. Registrant has paid no dividends since inception and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA



Summary of Statement of Operations:
-----------------------------------

                       As of       As of       As of       As of      As of
                     12/31/99    12/31/98    12/31/97    12/31/96    12/31/95
                     --------    --------    --------    --------    --------
Revenue            ($  23,657)  $   37,838  $      960  $   93,404 ($   8,205)
Oper. Exp.          $ 333,775   $  253,611  $  314,452  $  290,426    243,456
Net Income (Loss)  ($ 357,432) ($  152,362)($  137,759) $  113,003 ($  22,717)
Weighted No. of
shs. outstanding    7,563,050    6,804,336   5,936,893   5,126,900  5,126,900
Net Income (Loss)
per sh. Common
Stk. outstanding   ($     .05) ($      .02)($      .02) $      .02 ($    .004)
(See Note A-Notes
to Fin. Stmts.)




Summary Balance Sheet Information:
----------------------------------
                       As of       As of       As of       As of      As of
                     12/31/99    12/31/98    12/31/97    12/31/96    12/31/95
                     --------    --------    --------    --------    --------

Total Assets        $  666,273  $  945,319  $1,758,638  $1,205,096  $1,087,236
Total Current       $    1,390  $    2,035  $   92,298  $  135,090  $  120,382
 Liabilities
Tot. Current Assets $  664,602  $  943,446  $1,684,941  $1,199,917  $1,079,708
Stkholders' Equity  $  664,883  $  943,284  $1,666,340  $1,070,006  $  957,003
Cash Dividends      $    -0-    $    -0-    $    -0-    $    -0-    $    -0-



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     (a) Financial Condition. As of December 31, 1999 the Company had current assets of $664,602 compared to $943,446 at December 31, 1998, total assets of $666,273 compared to $945,319 at December 31, 1998 and shareholders equity of $664,883 as compared to $943,284 at December 31, 1998. The decrease in current assets, total assets and shareholders' equity was primarily the result of the operating loss incurred during the year ended December 31, 1999 resulting from the Companies lack of commercial operations with continuing operating expenses.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the year ended December 31, 1999 of $51,534, and cash and cash equivalents at the end of the year of $22,059 as compared to a decrease in cash and cash equivalents of $390,984, and cash and cash equivalents of $73,593 for the year ended December 31, 1998. See Part II, Item 8., Financial Statements and Supplementary Data.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance that it will be able to secure additional credit borrowing, if needed.

     Results of Operations. The Company's revenues for the fiscal period ended December 31, 1999, were derived principally from investment activities.

     The Company's revenues decreased $61,495 to ($23,657) for the fiscal year ended December 31, 1999, as compared to $37,838 for the same period of 1998. The principal reason for decreased revenue was an increase in the loss on marketable securities, and a decrease in interest and dividend income.

     Operating expenses increased $80,164 to $333,775 as compared to $253,611 for the same period last year, principally due to the issuance of common stock for services. The Company realized a net loss of ($357,432) for the fiscal year ended December 31, 1999, as compared to a net loss of ($152,362) for the same period last year. The increase in net loss was primarily due to an increase in realized and unrealized loss on marketable securities, and the increased operating expenses.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements and supplementary data attached as
Exhibit 1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III
                              --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)  Identification of Directors and Executive Officers
             --------------------------------------------------

Name                    Age       Offices Held
----                    ---       ------------

Norman H. Becker        62        President/Director

Frank Bauer             55        Vice President/Director

Diane Martini           52        Secretary/Treasurer/Director

Eugene M. Kennedy       62        Director

Robert B. Yeakle        59        Director


     (1)(e)  Business Experience.
             --------------------

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

     Frank R. Bauer has been an Officer and a director of the Company since February 15, 1988 and its Vice President since January 4, 1993 through September, 1996. Mr. Bauer was also President and Chief Executive Officer of Specialty Device Installers, Inc., a privately held Florida corporation engaged in outside plant utility and construction contracting. In September of 1996 Specialty Device Installers, Inc. was acquired by Guardian International, Inc. Mr. Bauer is presently a manager at Guardian International, Inc. Mr. Bauer holds the Bachelor of Business Administration Degree from Stetson University in Deland, Florida.

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

     Robert B. Yeakle resigned as an officer of the Company on May 1, 1992. Until that point, he was the Company's President and a Director and had been since June 22, 1989. Mr. Yeakle continues as a member of the Company's Board. In January, 1988 Mr. Yeakle retired from Alexander Proudfoot & Company in West Palm Beach, Florida, having spent the prior 21 years in various executive management positions within the Proudfoot organization, to manage his personal investments. Alexander Proudfoot & Co. is a publicly held management consulting company traded on the London Stock Exchange. Mr. Yeakle is currently Vice President, Sales Marketing, a founder and current shareholder of RMC, Inc., a consulting company. Mr. Yeakle attended the School of Engineering at Rutgers University in New Brunswick, New Jersey.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation
------------

     Messrs. Norman H. Becker and Frank Bauer devote approximately 10% of their time, respectively, to the Company's affairs. Ms. Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or presently contemplated. There was no compensation received by Executive Officers of the Company during the year ended December 31, 1999.

------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                     Long-Term Compensation
                               ---------------------------------------    --------------------------
                                                                             Awards         Payouts
                                                                             ----------------------
Name and                                                  Other           Restricted                     All
Principal                                                 Annual          Stock      Options/ LTIP       Other
Position              Year     Salary         Bonus(2)    Compensation    Awards     SARS     Payouts    Compensation
------------------------------------------------------------------------------------------------------------------

Norman H. Becker      1998     $ -0-            --              --          --             --     --          --
President (1)         1999     $ -0-            --              --          --             --     --          --
(since 1/15/93)

Frank Bauer (1)       1998     $ -0-            --              --          --             --     --          --
Vice-President        1999     $ -0-            --              --          --             --     --          --
President

Diane Martini         1998     $27,000          --              --          --             --     --          --
Secretary/            1999     $ -0-            --              --          --             --     --      $ 12,750
Treasurer (2)
(since 01/12/93)

All Executive         1998    $27,000           --              --          --             --     --          --
Officers & Former     1999    $  -0-            --              --          --             --     --      $ 12,750
Executive Officers
as a Group (3)
Persons (1)(2)
------------------------------------------------------------------------------------------------------------------


     (1) Mr. Becker received a total of $23,537 in accounting fees from the Company during 1999.

     (2) Diane Martini received $12,750 in stock for services rendered during the year.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (b)  Security of Ownership of Management
          -----------------------------------

                 Name of             Amount and Nature   Percent
Title of       Beneficial              of Beneficial      of
 Class           Owner                   Ownership       Class(1)
--------       ----------            -----------------   --------
Common Stock   Diane Martini (2)        135,000 Shares     2.2%

Common Stock   Norman H. Becker         341,725 Shares     5.4%

Common Stock   Frank R. Bauer           131,500 Shares     2.1%

Common Stock   Eugene M. Kennedy         81,000 Shares     1.3%


Contd..

                 Name of             Amount and Nature   Percent
Title of       Beneficial              of Beneficial      of
 Class           Owner                   Ownership       Class(1)
--------       ----------            -----------------   --------

Common Stock   Ronald A. Martini (2)    640,806 Shares    10.2%

Common Stock   Robert B. Yeakle         300,000 Shares     4.8%

Common Stock   Corp. Invest. Assoc.(2)  870,000 Shares    13.7%

Common Stock   All Officers and
               Directors as a Group
               (5 persons)              989,225 Shares    15.8%

------------------------------------------------------------------------------------------------------------------

(1)  Based upon 6,276,900 shares outstanding at March 20, 2000.

(2) While Ronald A. Martini disclaims beneficial ownership of the shares of Common Stock owned by Diane Martini and Corporate
     Investment Associates, they may be deemed controlled by him.
     When aggregated, Mr. Martini may be deemed in control of 1,645,806 shares of the Company's Common Stock, or 26.2% of the Class.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------

     The Company paid a total of $67,550 to various affiliates of the Company's principal shareholder, Ronald A. Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to Consolidated
Financial Statements, Note G".


Certain Business Relationships
------------------------------

     During the year ended December 31, 1999, the Company paid its director, Eugene M. Kennedy, $12,828 in legal fees and costs reimbursement in connection with legal services rendered to the Company by his law firm.

     In addition, the Company paid its President and director, Norman H. Becker accounting fees of $23,537.



                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

     Financial Statements:

          Report of Independent Certified Public Accountant.

          Consolidated Balance Sheet - December 31, 1999 and
          December 31, 1998.

          Consolidated Statement of Operations - Three Years Ended
          December 31, 1999.

          Consolidated Statement of Shareholders' Equity - Three
          Years Ended December 31, 1999.

          Consolidated Statement of Cash Flows - Three Years Ended
          December 31, 1999.

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


          Statement Re:  Computation of per share income (loss):

          See Note "A"., Notes to Consolidated Financial Statements and Statement of Operations Three Years Ended December
          31, 1999.

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

          Subsidiaries of the Registrant:

          Corrections Services International, Inc.

          Published report regarding matters submitted to vote of Security Holders:

          Not applicable.




          Consents of experts and counsel:

          Not applicable.

          Power of Attorney:

          Not applicable.

          Additional Exhibits:

          There were no current reports on Form 8-K filed by the Registrant during the fourth quarter of 1999.

          On March 3, 2000, the Registrant filed a Current Report on Form 8-K dated February 15, 2000 and reporting the Registrant's change of certifying auditors.

          On March 9, 2000, the Registrant filed a Current Report on Form 8-K dated March 3, 2000, reporting that the Registrant had entered into a Letter of Intent to acquire all of the assets and operations of Truck Farm, Inc., a closely-held South Carolina corporation. See Part I.,
          Item 1. Business, Truck Farm, Inc.



                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 28 day of March, 2000.

                                   CORRECTIONS SERVICES, INC.


                                   BY:/s/Norman Becker
                                      Norman H. Becker, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signatures                    Title            Date

(i)  Principal Executive Officer   President        March 28, 2000


     /s/Norman Becker
     Norman H. Becker

(ii) Principal Financial and       Secretary        March 28, 2000
     Accounting Officer


     /s/Diane Martini
     Diane Martini

(iii)    A Majority of the Board of
         Directors


     /s/Frank Bauer                Director        March 28, 2000
     Frank Bauer

     /s/Norman Becker              Director        March 28, 2000
     Norman H. Becker

                                   Director        March __, 2000
     Eugene M. Kennedy

     /s/Robert Yeakle              Director        March 28, 2000
     Robert B. Yeakle


