Form 10-Q
period 2000-03-31
CORRECTIONS SERVICES INC
filed 2000-05-09
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 2000

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   YES [  ]      NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

10,000,000 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE, WERE ISSUED AND OUTSTANDING AT MAY 2, 2000.

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


          PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999 (Audited).

          Consolidated Statement of Operations - Three months ended March 31, 2000 and 1999 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1996 through March 31, 2000.

          Consolidated Statement of Cash Flows - Three months ended March 31, 2000 and 1999 (Unaudited).

          Notes to Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Item 4.   Submission of Matters to a Vote of Securityholders

          Item 5.   Other Information

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                    PART I - FINANCIAL INFORMATION



ITEM 1. - FINANCIAL STATEMENTS

             CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS


                                ASSETS

                                           March 31,      December 31,
                                             2000             1999*
                                         ------------     ------------

CURRENT ASSETS:
  Cash and cash equivalents               $  75,382        $   22,059
  Accounts receivable - affiliate            12,500            12,500
  Accounts receivable - Other                 2,879               -
  Investment in marketable securities       537,672           523,479
  Dividends receivable                        8,474             8,475
  Notes receivable - Affiliate               95,000            95,000
  Other                                       2,357             3,089
                                          ---------        ----------
    TOTAL CURRENT ASSETS                    734,264           664,602


OTHER                                         1,601             1,671
                                          ---------        ----------
TOTAL ASSETS                              $ 735,865        $  666,273
                                          =========        ==========









*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.


                                -4(a)-

              CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                               (Continued)


               LIABILITIES AND SHAREHOLDERS' EQUITY

                                           March 31,      December 31,
                                             2000             1999
                                         ------------     ------------

CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses                            $       957      $     1,390
                                         -----------      -----------
     TOTAL CURRENT LIABILITIES                   957            1,390
                                         -----------      -----------


SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
    10,000,000 shares authorized;
    7,586,825 shares issued in 2000
    and 1999; 6,276,900 shares
    outstanding at March 31, 2000
    and December 31, 1999                        759              759
  Additional paid-in capital               2,900,667        2,900,667
  Accumulated deficit                     (1,576,791)      (1,646,816)
                                         -----------      -----------
                                           1,324,635        1,254,610
                                         -----------      -----------
  Less treasury stock, 1,309,925
    shares at March 31, 2000 and
    December 31, 1999                       (589,727)        (589,727)
                                         -----------      -----------

  TOTAL SHAREHOLDERS' EQUITY                 734,908          664,883
                                         -----------      -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $   735,865      $   666,273
                                         ===========      ===========










See accompanying notes to consolidated financial statements.


                                -4(b)-

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Three Months Ended
                                                         March 31,
                                                    2000           1999
                                                 ----------     ----------
REVENUES:
  Dividends and interest                         $   14,016     $   13,176
  Realized and unrealized gain
   (loss) on marketable securities                   84,832        (26,865)
                                                 ----------     ----------
                                                     98,848        (13,689)

COST AND EXPENSES:
  General and administrative                         28,823        113,441
                                                 ----------     ----------

NET INCOME (LOSS)                                $   70,025     $ (127,130)
                                                 ==========     ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       6,276,900      7,490,404
                                                 ==========     ==========
NET INCOME (LOSS) PER COMMON SHARE               $      .01     $     (.02)
                                                 ==========     ==========












* Reclassified from comparative purposes

  See accompanying notes to consolidated financial statements

                 CORRECTIONS SERVICES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FROM DECEMBER 31, 1996 THROUGH MARCH 31, 2000

                                  Common Stock
                                $.0001 Par Value              Additional
                              Authorized 10,000,000 Shares      Paid-In     Accumulated    Treasury
                                Shares     Amount               Capital      (Deficit)       Stock       Total
                              ----------   -------            -----------   ------------   ---------   -----------

Balance - December 31, 1996   5,126,900    $  528             $ 2,095,391   $  (999,263)   $(26,650)   $1,070,006
 Purchase of treasury shares   (522,500)       -                      -             -       (94,985)      (94,985)
 Sale of treasury shares        462,500        -                      -             -        75,952        75,952
 Acquisition of:
  Hi-Tech Leasing, Inc.       2,000,000       200                 736,788           -           -         736,988
  Professional
    Programmers, Inc.           150,000        -                  (10,512)          -        26,650        16,138
Net Loss for period                 -          -                      -        (137,759)        -        (137,759)
                              ---------    ------             -----------   -----------    --------    ----------

Balance - December 31, 1997   7,216,900       728               2,821,667    (1,137,022)    (19,033)    1,666,340
 Proceeds from disposition
   of subsidiary             (1,309,925)      -                       -             -      (589,727)     (589,727)
 Sale of treasury shares         60,000       -                       -             -        19,033        19,033
Net Loss for period                 -         -                       -        (152,362)        -        (152,362)
                              ---------    ------             -----------   -----------    --------    ----------

Balance - December 31, 1998   5,966,975       728               2,821,667    (1,289,384)   (589,727)      943,284
 Issuance of 309,925 shares     309,925        31                  79,000           -           -          79,031
Net Loss for period                 -         -                       -        (357,432)        -        (357,432)
                              ---------    ------             -----------   -----------    --------    ----------

Balance - December 31, 1999   6,276,900       759               2,900,667    (1,646,816)   (589,727)      664,883

Net Income for period               -         -                       -          70,025         -          70,025
                              ---------    ------             -----------   -----------    --------    ----------

Balance - March 31, 2000      6,276,900*   $  759             $ 2,900,667   $(1,576,791)   $(589,727)  $  734,908
                              =========    ======             ===========   ===========    =========   ==========


*  Shown on the accompanying
   Balance Sheet as follows:          Issued:            7,586,825
                                      Treasury Shares:  (1,309,925)
                                                         ---------
                                                         6,276,900
                                                         =========


See accompanying notes to consolidated financial statements.

                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                              Three Months Ended
                                           March 31,     March 31,
                                             2000           1999
                                         (Unaudited)    (Unaudited)
                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $   70,025     $ (127,130)
                                         ----------     ----------
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation                                -               51
    (Gain) loss on sale of marketable
      securities                             18,958         32,791
    Allowance for market decline
      of securities                        (103,790)        (5,926)
    Issuance of common stock                    -           79,031
  Changes in operating assets
    and liabilities (net of business sold):
    (Increase) decrease in accounts
      receivable - other                       (549)        19,074
    (Increase) decrease in other assets         802          2,382
    Increase (decrease) in accounts
      payable and accrued expenses             (433)         2,536
    Purchase of marketable
      securities                            (12,840)       (88,236)
    Proceeds from sale of marketable
      securities                             81,150        214,766
                                         ----------     ----------
  Total adjustments                         (16,702)       256,469
                                         ----------     ----------
  Net cash provided by (used in)
    operating activities                     53,323        129,339
                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments - other                           -         (150,000)
                                         ----------     ----------
  Net cash provided by (used in)
    investing activities                        -         (150,000)
                                         ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           53,323        (20,661)

CASH AND CASH EQUIVALENTS -
  Beginning of period                        22,059         73,593
                                         ----------     ----------
CASH AND CASH EQUIVALENTS -
  End of period                          $   75,382     $   52,932
                                         ==========     ==========


See accompanying notes to consolidated financial statements.

           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         March 31, 2000
                          (Unaudited)



NOTE 1 -  FAIR PRESENTATION
          -----------------

          The balance sheet as of March 31, 2000, the statement of operations for the three months ended March 31, 2000 and 1999, the statement of shareholders' equity as of March 31, 2000 and the statement of cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at March 31, 2000 and for all periods presented have been made.

          The condensed financial statements as of December 31, 1999, 1998 and 1997 have been derived from audited financial statements.

          The operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1999, and for the year then ended.

NOTE 2 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 -  EARNINGS (LOSS) PER SHARE
          -------------------------

          For the three month periods ended March 31, 2000 and 1999, per share information was computed using the weighted average number of common shares outstanding during the periods.

           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         March 31, 2000
                          (Unaudited)


NOTE 4 -  INVESTMENT IN MARKETABLE SECURITIES
          -----------------------------------

          The Company's investment in marketable securities consists of trading securities which are carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in market price are reflected in the statement of operations.

NOTE 5 -  INCOME TAXES
          ------------

          The Company does not provide for any income taxes since it has net operating losses to offset any provision for income taxes. The Company has fully reserved for the benefit of the net operating loss carryforwards.

NOTE 6 -  NOTE RECEIVABLE - OTHER
          -----------------------

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

          At December 31, 1999, the collection of the note and accrued interest thereon was deemed to be in doubt.
          Accordingly, the amount was fully reserved.   During the
          quarter ended March 31, 2000, the amount was written off against the allowance for doubtful account with no profit or loss effect.

          NOTE 7 -  POST-BALANCE SHEET EVENT
                    ------------------------

          At year end 1999, the Company's Board of Directors authorized the issuance of 2,413,167 shares of previously unissued restricted common stock, and 1,309,925 shares of its restricted treasury stock in exchange for cash in the amount of $68,192 and notes totaling $43,500, or $.03 per share, to longstanding affiliates. The shares were issued on April 3, 2000, fully paid and non-assessable. The notes bear interest at the rate of eight percent (8%) per annum. The result of this transaction is an increase in shareholders equity of $111,692 with a corresponding increase in current assets. Total shares of the Company's common stock issued and outstanding after giving effect to the above transaction will be 10,000,000 shares.

          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     Financial Condition. At March 31, 2000, the Company had current assets of $734,264 as compared to $664,602 at December 31, 1999, total assets of $735,865 as compared to $666,273 at December 31, 1999, and shareholders' equity of $734,908 as compared to $664,883 as of December 31, 1999. The increase in current assets and total assets was primarily the result of the Company's increase in cash and marketable securities. The increase in shareholders' equity was primarily the result of the Company's net income for the period.

     Liquidity. The Company had a net increase in cash and cash equivalents for the three months ended March 31, 2000 of $53,323, and cash and cash equivalents at March 31, 2000 of $75,382, as compared to a decrease in cash and cash equivalents of $20,661 and cash and cash equivalents of $52,932 for the three months ended March 31, 2000.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company's revenues for the three months ended March 31, 2000, were derived from investment activities.

     The Company's revenues increased $112,537 to $98,848 for the three months ended March 31, 2000, as compared to ($13,689) for the same period of 1999. The principal reason for increased revenue was an increase in realized and unrealized gain on marketable securities.

     Costs and expenses decreased $84,618 to $28,823 for the three months ended March 31, 2000, as compared to $113,441 for the same period last year principally due to a decrease in general and administrative expenses. The Company realized net income of $70,025 for the three months ended March 31, 2000, as compared to a net loss of $127,130 for the same period last year. The increase in net income was primarily due to a decrease in operating expenses, and an increase in realized and unrealized gain on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended March 31, 2000.

           CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                   PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     On April 27, 2000, the Registrant's Board of Directors voted to recommend amending the Company's Articles of Incorporation to increase its authorized Common Stock from 10,000,000 shares to 25,000,000 shares to facilitate further merger or acquisition opportunities, if any. On May 2, 2000, by written action without a special meeting, shareholders representing more than sixty percent (60%) of the shares eligible consented to increasing the Registrant's authorized capital stock from 10,000,000 to 25,000,000 shares. The Company will accordingly, amend its Articles shortly.


ITEM 5.   OTHER INFORMATION

Cancellation of Letter of Intent

     On March 3, 2000, the Registrant entered into a Letter of Intent to acquire all of the assets and operations of Truck Farm, Inc., a closely-held South Carolina corporation with principal offices in Georgetown, South Carolina. Pursuant to the terms of the Letter of Intent, during the course of mutual due diligence by the Registrant and by Truck Farm, Inc., Corrections Services, Inc. was to determine whether to acquire either all of the issued and outstanding capital stock of Truck Farm, Inc. or all of its assets in a transaction in which the business operations of Truck Farm, Inc. would have become the business operations of the Registrant upon completion of the acquisition transaction.

     The intended acquisition transaction contemplated an exchange of Truck Farm common stock or assets in exchange for restricted
Common Stock of Corrections Services, Inc. upon terms and conditions to be determined after the completion of both companies' due diligence, a process which was anticipated to take approximately ninety days.

     The Registrant was informed on or about April 24, 2000 however that Truck Farm, Inc. had chosen to withdraw from the intent to effect some form of business combination with the Registrant.

     The Registrant was at that point engaged in its due diligence. The Company expected to enter into a definitive agreement of merger or purchase upon completion of those efforts. There was no assurance that one or more insurmountable obstacles to the companies' intentions in the contemplated transaction would not have arisen and precluding the Company from entering into a definitive agreement or from implementing the terms of the definitive agreement. Withdrawal by the target company however was not anticipated by the Registrant. The Company intends to resume its search for a suitable acquisition, merger or other form of business combination.

Issuance of Additional Common Stock

At year end 1999, the Company's Board of Directors authorized the issuance of 2,413,167 shares of previously unissued restricted common stock, and 1,309,925 shares of its restricted treasury stock in exchange for cash in the amount of $68,192 and notes totaling $43,500, or $.03 per share, to longstanding affiliates. The shares were issued on April 3, 2000, fully paid and non-assessable. The notes bear interest at the rate of eight percent (8%) per annum. The result of this transaction is an increase in shareholders equity of $111,692 with a corresponding increase in current assets. Total shares of the Company's common stock issued and outstanding after giving effect to the above transaction will be 10,000,000 shares.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     On March 3, 2000, the Registrant filed a Current Report on
Form 8-K dated February 15, 2000, and reporting the Registrant's change of certifying auditors.

     On March 9, 2000, the Registrant filed a Current Report on Form 8-K dated March 3, 2000, reporting that the Registrant had entered into a Letter of Intent to acquire all of the assets and operations of Truck Farm, Inc., a closely-held South Carolina corporation. See December 31, 1999, Form 10-K, Part I., Item 1. Business, Truck Farm, Inc.

     On April 26, 2000, the Respondent filed a Current Report on
Form 8-K dated April 24, 2000, reporting the withdrawal of Truck
Farm, Inc. from the March 3, 2000 acquisition Letter of Intent.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CORRECTIONS SERVICES, INC.



Date: May 8, 2000            /s/Norman H. Becker
                             Norman H. Becker, President


Date: May 8, 2000            /s/Diane Martini
                             Diane Martini, Secretary/Treasurer


Date: May ___, 2000          ----------------------------------
                             Frank R. Bauer, Vice President