Form 10-Q
period 2000-06-30
CORRECTIONS SERVICES INC
filed 2000-08-14
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

      [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended June 30, 2000
                                        -------------

                                  or

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                              33-02035-A
                        ------------------------
                        (Commission File Number)

                        RAM VENTURE HOLDINGS CORP.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

           Florida                                       59-2508470
-------------------------------                    ----------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                    Identification Number)

       3040 East Commercial Boulevard, Ft. Lauderdale, FL.  33308
       ----------------------------------------------------------
               (Address of Principal Executive Offices)


                            (954) 772-2297
                    -------------------------------
                    (Registrant's Telephone Number)


                        CORRECTIONS SERVICES, INC.
           ----------------------------------------------------
           (Former Name, Former Address and former Fiscal Year,
                       if changed since last report)

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

15,000,000 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AS OF AUGUST 1, 2000.

                    RAM VENTURE HOLDINGS CORP. F/K/A
               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                  INDEX
                                  -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999 (Audited).

          Consolidated Statement of Operations - Three months and six months ended June 30, 2000 and 1999 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1996 through June 30, 2000.

          Consolidated Statement of Cash Flows - Six months ended
          June 30, 2000 and 1999 (Unaudited).

          Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results ofOperations.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                RAM VENTURE HOLDINGS CORP. F/K/A
             CORRECTIONS SERVICES, INC. AND SUBSIDIARY



PART I - FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

                 RAM VENTURE HOLDINGS CORP. F/K/A
            CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS
                              -------

                                        June 30,      December 31,
                                         2000            1999
                                       ----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents            $  368,119     $   22,059
  Accounts receivable - affiliate          12,500         12,500
  Investment in marketable
    securities                            604,824        523,479
  Dividends receivable                     10,730          8,475
  Notes receivable - Affiliate            145,000         95,000
  Other                                     3,711          3,089
                                       ----------     ----------
    TOTAL CURRENT ASSETS                1,144,884        664,602

OTHER                                       1,601          1,671
                                       ----------     ----------
TOTAL ASSETS                           $1,146,485     $  666,273
                                       ==========     ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                           $    5,080     $    1,390
                                       ----------     ----------
     TOTAL CURRENT LIABILITIES              5,080          1,390
                                       ----------     ----------

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
   authorized 25,000,000 shares in
   2000 and 10,000,000 shares in
   1999; issued 15,000,000 shares
   in 2000 and 7,586,825 shares
   in 1999; outstanding, 15,000,000
   shares in 2000 and 6,276,900
   shares in 1999                           1,500            759
 Additional paid-in capital             2,721,891      2,900,667
 Accumulated deficit                   (1,581,986)    (1,646,816)
                                       ----------     ----------
                                        1,141,405      1,254,610

  Less treasury stock, 1,309,925
    shares at December 31, 1999              -          (589,727)
                                       ----------     ----------
  TOTAL SHAREHOLDERS' EQUITY            1,141,405        664,883
                                       ----------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,146,485     $  666,273
                                       ==========     ==========




See accompanying notes to consolidated financial statements.

                    RAM VENTURE HOLDINGS CORP. F/K/A
                CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    2000           1999            2000           1999
                                                -----------     ----------    -----------     ----------
REVENUES:
  Dividends and interest                        $    17,214     $   12,847    $    31,230     $   26,023
  Realized and unrealized gain
   (loss) on marketable securities                   13,930         30,633         98,762          3,768
                                                -----------     ----------    -----------     ----------
                                                     31,144         43,480        129,992         29,791
COST AND EXPENSES:
  General and administrative                         36,339         25,498         65,162        138,939
                                                -----------     ----------    -----------     ----------

NET INCOME (LOSS)                               $    (5,195)    $   17,982    $    64,830     $ (109,148)
                                                ===========     ==========    ===========     ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      12,474,436      7,586,825     10,030,634      7,538,881
                                                ===========     ==========    ===========     ==========

NET INCOME (LOSS) PER COMMON SHARE              $       -       $      -      $       .01     $     (.01)
                                                ===========     ==========    ===========     ==========






See accompanying notes to consolidated financial statements

                       RAM VENTURE HOLDINGS CORP. F/K/A
                    CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FROM DECEMBER 31, 1996 THROUGH JUNE 30, 2000


                                     Common Stock
                                   $.0001 Par Value           Additional
                              Authorized 10,000,000 Shares    Paid-In       Accumulated    Treasury
                               Shares            Amount       Capital       (Deficit)       Stock       Total
                             ----------          ------       -----------   -----------    --------    ----------
Balance - December 31, 1996   5,126,900          $  528       $ 2,095,391   $  (999,263)   $(26,650)   $1,070,006
 Purchase of treasury shares   (522,500)             -                 -            -       (94,985)      (94,985)
 Sale of treasury shares        462,500              -                 -            -        75,952        75,952
 Acquisition of:
  Hi-Tech Leasing, Inc.       2,000,000             200           736,788           -           -         736,988
  Professional
    Programmers, Inc.           150,000              -            (10,512)          -        26,650        16,138
Net Loss for period                 -                -                 -       (137,759)        -        (137,759)
                             ----------          ------       -----------   -----------    --------    ----------
Balance - December 31, 1997   7,216,900             728         2,821,667    (1,137,022)    (19,033)    1,666,340
 Proceeds from disposition
   of subsidiary             (1,309,925)             -                 -            -      (589,727)     (589,727)
 Sale of treasury shares         60,000              -                 -            -        19,033        19,033
Net Loss for period                 -                -                 -       (152,362)        -        (152,362)
                             ----------          ------       -----------   -----------    --------    ----------
Balance - December 31, 1998   5,966,975             728         2,821,667    (1,289,384)   (589,727)      943,284
 Issuance of 309,925 shares     309,925              31            79,000           -           -          79,031
Net Loss for period                 -                -                 -       (357,432)        -        (357,432)
                             ----------          ------       -----------   -----------    --------    ----------
Balance - December 31, 1999   6,276,900             759         2,900,667    (1,646,816)   (589,727)      664,883
 Sale of 1,309,925 from
  treasury                    1,309,925              -           (589,727)          -       589,727           -
 Sale of 7,413,167 new
  shares                      7,413,167             741           410,951           -           -         411,692
 Adjustment for fractional
 shares                               8              -                 -            -           -             -
Net Income for period               -                -                 -         64,830         -          64,830
                             ----------          ------       -----------   -----------    --------    ----------
Balance - June 30, 2000      15,000,000          $1,500       $ 2,721,891   $(1,581,986)  $     -      $1,141,405
                             ==========          ======       ===========   ===========



See accompanying notes to consolidated financial statements.

                   RAM VENTURE HOLDINGS CORP. F/K/A
               CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             Six Months Ended
                                           June 30,      June 30,
                                             2000          1999
                                         (Unaudited)    (Unaudited)
                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $   64,830     $ (109,148)
                                         ----------     ----------
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation                                -              101
    Loss on sale of marketable
      securities                             18,958         25,270
    Allowance for market decline
      of securities                        (117,720)       (29,038)
    Issuance of common stock for services       -           79,031
  Changes in operating assets
    and liabilities (net of business sold):
    (Increase) decrease in accounts
      receivable - other                     (2,255)        20,871
    (Increase) decrease in other assets        (552)         1,226
    Increase in accounts payable
      and accrued expenses                    3,690            902
    Purchase of marketable securities       (66,063)      (136,280)
    Proceeds from sale of marketable
      securities                             83,480        384,913
                                         ----------     ----------
  Total adjustments                         (80,462)       346,996
                                         ----------     ----------
  Net cash provided by (used in)
    operating activities                    (15,632)       237,848
                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable
    - affiliate                             (18,500)       (12,000)
    - other                                     -         (150,000)
                                         ----------     ----------
  Net cash provided by (used in)
    investing activities                    (18,500)      (162,000)
                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock         380,192            -
                                         ----------     ----------
  Net cash provided by
    financing activities                    380,192            -
                                         ----------     ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                          346,060         75,848

CASH AND CASH EQUIVALENTS -
  Beginning of period                        22,059         73,593
                                         ----------     ----------
  End of period                          $  368,119     $  149,441
                                         ==========     ==========



See accompanying notes to consolidated financial statements.

                RAM VENTURE HOLDINGS CORP. F/K/A
           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         June 30, 2000
                          (Unaudited)



NOTE 1 -  FAIR PRESENTATION
          -----------------

          The balance sheet as of June 30, 2000, the statement of operations for the three months and six months ended June 30, 2000 and 1999, the statement of shareholders' equity as of June 30, 2000 and the statement of cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at June 30, 2000 and for all periods presented have been made.

          The condensed financial statements as of December 31, 1999, 1998 and 1997 have been derived from audited financial statements.

          The operations for the six months ended June 30, 2000, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 -  EARNINGS (LOSS) PER SHARE
          -------------------------

          For the six month periods ended June 30, 2000 and 1999, per share information was computed using the weighted average number of common shares outstanding during the periods.

                RAM VENTURE HOLDINGS CORP. F/K/A
           CORRECTIONS SERVICES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         June 30, 2000
                          (Unaudited)


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

NOTE 6 -  SHAREHOLDERS' EQUITY
          --------------------

          At year end 1999, the Company's Board of Directors authorized the issuance of 2,413,167 shares of previously unissued restricted common stock, and 1,309,925 shares of its restricted treasury stock in exchange for cash in the amount of $68,192 and notes totaling $43,500, or $.03 per share, to longstanding affiliates. The shares were issued on April 3, 2000, fully paid and non-assessable. The notes bear interest at the rate of eight percent (8%) per annum. The result of this transaction is an increase in shareholders equity of $111,692 with a corresponding increase in current assets. On May 5, 2000, the Company was authorized to issue a total of 15,000,000 shares of common stock having a $.0001 par value.

          On June 6, 2000, the Company reached an agreement with RAM Capital Management and its principal, Steve Oshinsky to acquire a substantial ownership interest in the Company's common stock. Ram Capital Management has purchased 5,000,000 shares of the Company's authorized but previously unissued common stock for the sum of $300,000. Upon purchase of its restricted common stock, RAM Capital Management owns 33% of the Company issued and outstanding capital stock. The result of this transaction was an increase in shareholders' equity with a corresponding increase in current assets.

NOTE 7 -  POST-BALANCE SHEET EVENT
          ------------------------

          On July 7, 2000, the Company was authorized to change its name to RAM Venture Holdings Corp. In addition, the
          Company was authorized to issue a total of 25,000,000 shares of common stock having a $.0001 par value.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     Financial Condition. At June 30, 2000, the Company had current assets of $1,144,884 as compared to $664,602 at December 31, 1999, total assets of $1,146,485 as compared to $666,273 at December 31, 1999, and shareholders' equity of $1,146,485 as compared to $664,883 as of December 31, 1999. The increase in current assets and total assets was primarily the result of the Company's increase in cash and marketable securities. The increase in shareholders' equity was primarily the result of the Company's issuance of common stock during the period.

     Liquidity. The Company had a net increase in cash and cash equivalents for the six months ended June 30, 2000 of $346,060, cash and cash equivalents at June 30, 2000 of $368,119, and cash and cash equivalents of $22,059 at December 31, 1999.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company's revenues for the six months ended June 30, 2000, were derived from investment activities.

     The Company's revenues increased $100,201 to $129,992 for the six months ended June 30, 2000. Revenues for the six months ended June 30, 1999 were $29,791. The principal reason for increased revenue was an increase in realized and unrealized gain on marketable securities. The Company's revenues decreased $12,336 to $31,144 for the three months ended June 30, 2000, as compared to $43,480 for the same period of 1999. The principal reason for decreased revenue was a decrease in realized and unrealized gain on marketable securities.

     Costs and expenses decreased $73,777 to $65,162 for the six months ended June 30, 2000. Costs and expenses for the six months ended June 30, 1999 were $138,939. The decrease was principally due to a decrease in general and administrative expenses. The Company realized net income of $64,830 for the six months ended June 30, 2000, as compared to a net loss of $109,148 for the same period last year. The increase in net income was primarily due to a decrease in operating expenses, and an increase in realized and unrealized gain on marketable securities. Costs and expenses increased $10,841 to $36,339 for the three months ended June 30, 2000, as compared to $25,498 for the same period last year, principally due to an increase in general and administrative expenses. The Company realized a net loss of $5,195 for the three months ended June 30, 2000, as compared to net income of $17,982 for the same period last year. The decrease in net income was primarily due to a decrease in gain on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the six months ended June 30, 2000.

                 RAM VENTURE HOLDINGS CORP. F/K/A
           CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                   PART II - OTHER INFORMATION



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
          --------------------------------------------------

          On April 27, 2000, the Registrant's Board of Directors voted to recommend amending the Company's Articles of Incorporation to increase its authorized Common Stock from 10,000,000 shares to 25,000,000 shares to facilitate further merger or acquisition opportunities, if any. On May 2, 2000, by written action without a special meeting, shareholders representing more than sixty percent (60%) of the shares eligible consented to increasing the Registrant's authorized capital stock from 10,000,000 to 25,000,000 shares. The Company accordingly, amended its Articles of Incorporation to reflect its authorized Common Stock to be 25,000,000 shares.


ITEM 5. - OTHER INFORMATION
          -----------------

          Cancellation of Letter of Intent
          --------------------------------

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

          -----------------

          agreement or from implementing the terms of the definitive agreement. Withdrawal by the target company however was not anticipated by the Registrant. The
          Company intends to resume its search for a suitable acquisition, merger or other form of business combination.

          Issuance of Additional Common Stock
          -----------------------------------

          At year end 1999, the Company's Board of Directors authorized the issuance of 2,413,167 shares of previously unissued restricted common stock, and 1,309,925 shares of its restricted treasury stock in exchange for cash in the amount of $68,192 and notes totaling $43,500, or $.03 per share, to longstanding affiliates. The shares were issued on April 3, 2000, fully paid and non-assessable. The notes bear interest at the rate of eight percent (8%) per annum. The result of this transaction is an increase in shareholders equity of $111,692 with a corresponding increase in current assets. Total shares of the Company's common stock issued and outstanding after giving effect to the transaction was 10,000,000 shares.

          On June 6, 2000, the Company reached agreement with RAM Capital Management and its principal, Mr. Steven Oshinsky, to render significant management consultation to the Company, to acquire a substantial ownership interest in the Company's Common Stock and to potentially assume a vacant seat on the Company's Board of Directors. RAM Capital Management purchased 5,000,000 shares of the Company's authorized but previously unissued Common Stock for the sum of Three Hundred Thousand ($300,000) Dollars or $.06 per share and agreed to immediate engagement as the Company's management consultant.

          With issuance of the stock purchased in the transaction, the Company has 15,000 shares of its Common Stock issued and outstanding. The result of this transaction is an increase in the shareholders' equity of $300,000 with a corresponding increase in its current assets.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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

          On April 26, 2000, the Registrant filed a Current Report on Form 8-K dated April 24, 2000, reporting the withdrawal of Truck Farm, Inc. from the March 3, 2000 acquisition Letter of Intent.

          On June 7, 2000, the Registrant filed a current report on Form 8-K dated June 6, 2000, reporting changes in control of the Registrant.

                           SIGNATURES
                           ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RAM VENTURE HOLDINGS CORP.
                             F/K/A CORRECTIONS SERVICES, INC.



Date: August 11, 2000         By:/s/Norman H. Becker
                                 ----------------------------
                                 Norman H. Becker, President