Form 10-Q
period 2000-09-30
CORRECTIONS SERVICES INC
filed 2000-11-13
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

   [XX]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2000

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

15,000,000 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT NOVEMBER 1, 2000.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
               CORRECTIONS SERVICES, INC. AND SUBSIDIARY


                                 INDEX


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2000
          (Unaudited) and December 31, 1999 (Audited).

          Consolidated Statement of Operations - Three months and nine months ended September 30, 2000 and 1999
          (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1996 through September 30, 2000.

          Consolidated Statement of Cash Flows - Nine months ended September 30, 2000 and 1999 (Unaudited).

          Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

             RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
               CORRECTIONS SERVICES, INC. AND SUBSIDIARY



PART I - FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
              CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS



                              ASSETS
                              ------

                                     September 30,   December 31,
                                         2000            1999
                                     -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents           $   360,170    $    22,059
  Accounts receivable - affiliate          12,500         12,500
  Investment in marketable
    securities                            619,092        523,479
  Dividends receivable                     10,730          8,475
  Notes receivable - Affiliate            145,000         95,000
  Other                                     3,941          3,089
                                      -----------    -----------
    TOTAL CURRENT ASSETS                1,151,433        664,602

OTHER                                       1,601          1,671
                                      -----------    -----------
TOTAL ASSETS                          $ 1,153,034    $   666,273
                                      ===========    ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                          $     5,054    $     1,390
                                      -----------    -----------

     TOTAL CURRENT LIABILITIES              5,054          1,390
                                      -----------    -----------


SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
   authorized 25,000,000 shares in
   2000 and 10,000,000 shares in
   1999; issued 15,000,000 shares
   in 2000 and 7,586,825 shares
   in 1999; outstanding, 15,000,000
   shares in 2000 and 6,276,900
   shares in 1999                           1,500            759
 Additional paid-in capital             2,721,891      2,900,667
 Accumulated deficit                   (1,575,411)    (1,646,816)
                                      -----------    -----------
                                        1,147,980      1,254,610

  Less treasury stock, 1,309,925
    shares at December 31, 1999             -           (589,727)
                                      -----------    -----------

  TOTAL SHAREHOLDERS' EQUITY            1,147,980        664,883
                                      -----------    -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $ 1,153,034    $   666,273
                                      ===========    ===========



See accompanying notes to consolidated financial statements.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
              CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS



                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                    2000           1999            2000           1999
                                                -----------     ----------    -----------     ----------
REVENUES:
  Dividends and interest                        $    20,282     $   14,320    $    51,512     $   40,343
  Realized and unrealized gain
   (loss) on marketable securities                   14,268        (53,102)       113,030        (49,334)
                                                -----------     ----------    -----------     ----------
                                                     34,550        (38,782)       164,542         (8,991)

COST AND EXPENSES:
  General and administrative                         27,975         24,265         93,137        163,204
                                                -----------     ----------    -----------     ----------

NET INCOME (LOSS)                               $     6,575     $  (63,047)   $    71,405     $ (172,195)
                                                ===========     ==========    ===========     ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      15,000,000      7,586,825     11,699,181      7,555,038
                                                ===========     ==========    ===========     ==========

NET INCOME (LOSS) PER COMMON SHARE              $       -       $     (.01)   $       .01     $     (.02)
                                                ===========     ==========    ===========     ==========







See accompanying notes to consolidated financial statements

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
                   CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' equity
                FROM DECEMBER 31, 1996 THROUGH SEPTEMBER 30, 2000


                                        Common Stock
                                      $.0001 Par Value          Additional
                               Authorized 25,000,000 Shares       Paid-In       Accumulated    Treasury
                                  Shares            Amount        Capital       (Deficit)        Stock         Total
                                ---------           ------      -----------     -----------    --------      ----------
                                                                                                             <C
Balance - December 31, 1996     5,126,900           $  528      $ 2,095,391     $  (999,263)   $(26,650)     $1,070,006
 Purchase of treasury shares     (522,500)             -              -                -        (94,985)        (94,985)
 Sale of treasury shares          462,500              -              -                -         75,952          75,952
 Acquisition of:
  Hi-Tech Leasing, Inc.         2,000,000              200          736,788            -           -            736,988
  Professional
    Programmers, Inc.             150,000               -           (10,512)           -         26,650          16,138
Net Loss for period                   -                 -             -            (137,759)       -           (137,759)
                               ----------           ------      -----------     -----------    --------      ----------

Balance - December 31, 1997     7,216,900              728        2,821,667      (1,137,022)    (19,033)      1,666,340
 Proceeds from disposition
   of subsidiary               (1,309,925)              -              -               -       (589,727)       (589,727)
 Sale of treasury shares           60,000               -              -               -         19,033          19,033
Net Loss for period                   -                 -              -           (152,362)       -           (152,362)
                               ----------           ------      -----------     -----------    --------      ----------

Balance - December 31, 1998     5,966,975              728        2,821,667      (1,289,384)   (589,727)        943,284
 Issuance of 309,925 shares       309,925               31           79,000            -           -             79,031
Net Loss for period                   -                 -              -           (357,432)       -           (357,432)
                               ----------           ------      -----------     -----------    --------      ----------

Balance - December 31, 1999     6,276,900              759        2,900,667      (1,646,816)   (589,727)        664,883
 Sale of 1,309,925 from
  treasury                      1,309,925               -          (589,727)           -        589,727            -
 Sale of 7,413,167 new
  shares                        7,413,167              741          410,951            -           -            411,692
 Adjustment for fractional
 shares                                 8               -              -               -           -               -
Net Income for period                 -                 -              -             71,405        -             71,405
                               ----------           ------      -----------     -----------    --------      ----------
Balance - September 30, 2000   15,000,000           $1,500      $ 2,721,891     $(1,575,411)   $   -         $1,147,980
                               ==========           ======      ===========     ===========    ========      ==========



See accompanying notes to consolidated financial statements.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
               CORRECTIONS SERVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS


           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                    Nine Months Ended
                                               September 30,  September 30,
                                                   2000           1999
                                               (Unaudited)     (Unaudited)
                                               ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $   71,405     $ (172,195)
                                               ----------     ----------
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    Depreciation                                      -              151
    Loss on sale of marketable
      securities                                   18,958         24,505
    Allowance for market decline
      of securities                              (131,988)        24,829
    Issuance of common stock for services             -           79,031
  Changes in operating assets
    and liabilities (net of business sold):
    (Increase) decrease in accounts
      receivable - other                           (2,255)        19,906
    (Increase) decrease in other assets              (782)         1,732
    Increase in accounts payable
      and accrued expenses                          3,664          1,495
    Purchase of marketable securities             (66,063)      (214,880)
    Proceeds from sale of marketable
      securities                                   83,480        389,412
                                               ----------     ----------
  Total adjustments                               (94,986)       326,181
                                               ----------     ----------

  Net cash provided by (used in)
    operating activities                          (23,581)       153,986
                                               ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable
    - affiliate                                   (18,500)       (22,000)
    - other                                           -         (150,000)
                                               ----------     ----------
  Net cash provided by (used in)
    investing activities                          (18,500)      (172,000)
                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock               380,192            -
                                               ----------     ----------
  Net cash provided by
    financing activities                          380,192            -
                                               ----------     ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                338,111        (18,014)

CASH AND CASH EQUIVALENTS -
  Beginning of period                              22,059         73,593
                                               ----------     ----------
  End of period                                $  360,170     $   55,579
                                               ==========     ==========




See accompanying notes to consolidated financial statements.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
              CORRECTIONS SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                          September 30, 2000
                             (Unaudited)



NOTE 1 -  FAIR PRESENTATION
          -----------------

          The balance sheet as of September 30, 2000, the statement of operations for the three months and nine months ended September 30, 2000 and 1999, the statement of shareholders' equity as of September 30, 2000 and the statement of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 2000 and for all periods presented have been made.

          The condensed financial statements as of December 31, 1999, 1998 and 1997 have been derived from audited financial statements.

          The operations for the nine months ended September 30, 2000, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 -  EARNINGS (LOSS) PER SHARE
          -------------------------

          For the nine month periods ended September 30, 2000 and 1999, per share information was computed using the weighted average number of common shares outstanding during the periods.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
              CORRECTIONS SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                          September 30, 2000
                             (Unaudited)


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

          On July 7, 2000, the Company was authorized to issue a total of 25,000,000 shares of common stock having a $.0001 par value.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     Financial Condition. At September 30, 2000, the Company had current assets of $1,151,433 as compared to $664,602 at December 31, 1999, total assets of $1,153,034 as compared to $666,273 at December 31, 1999, and shareholders' equity of $1,147,980 as compared to $664,883 as of December 31, 1999. The increase in current assets and total assets was primarily the result of the Company's increase in cash and marketable securities. The increase in shareholders' equity was primarily the result of the Company's issuance of common stock during the period.

     Liquidity. The Company had a net increase in cash and cash equivalents for the nine months ended September 30, 2000 of $338,111, cash and cash equivalents at September 30, 2000 of $360,170, and cash and cash equivalents of $22,059 at December 31, 1999.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company continues to have no commercial operations. Revenues for the nine months ended
September 30, 2000, were derived from investment activities.

     The Company's revenues for the nine months ended September 30, 2000 were $164,542, as compared to ($8,991) for the nine month period ended September 30, 1999. The principal reason for increased revenue was an increase in realized and unrealized gain on marketable securities. Revenues for the three months ended September 30, 2000 were $34,550 as compared to ($38,782) for the same period of 1999. The principal reason for increased revenue was an increase in realized and unrealized gain on marketable securities.

     Costs and expenses for the nine months ended September 30, 2000 were $93,137, as compared to $163,204 for the nine month period ended September 30, 1999. The decrease was principally due to a decrease in general and administrative expenses. Costs and expenses for the three months ended September 30, 2000 were $29,975, as compared to $24,265 for the same period last year, principally due to an increase in general and administrative expenses.

     The Company realized net income of $71,405 for the nine months ended September 30, 2000, as compared to a net loss of $172,195 for the same period last year. The increase in net income was primarily due to a decrease in operating expenses, and an increase in realized and unrealized gain on marketable securities. The Company realized a net income of $6,575 for the three months ended September 30, 2000, as compared to net loss of $63,047 for the same period last year. The increase in net income was primarily due to an increase in gain on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the nine months ended September 30, 2000.

         RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY F/K/A
           CORRECTIONS SERVICES, INC. AND SUBSIDIARIES


                   PART II - OTHER INFORMATION
                   ---------------------------


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


ITEM 5. - OTHER INFORMATION
          -----------------

          Cancellation of Letter of Intent
          --------------------------------

          On March 3, 2000, the Registrant entered into a Letter of Intent to acquire all of the assets and operations of Truck Farm, Inc., a closely-held South Carolina corporation with principal offices in Georgetown, South Carolina. Pursuant to the terms of the Letter of Intent, during the course of mutual due diligence by the Registrant and by Truck Farm, Inc., Corrections Services, Inc. was to determine whether to acquire either all of the issued and outstanding capital stock of Truck Farm, Inc. or all of its assets in a transaction in which the business operations of Truck Farm, Inc. would have become the business operations of the Registrant upon completion of the acquisition transaction. The intended acquisition transaction contemplated an exchange of Truck Farm common stock or assets in exchange for restricted Common Stock of Corrections Services, Inc. upon terms and conditions to be determined after the completion of both companies' due diligence, a process which was anticipated to take approximately ninety days. The Registrant was informed on or about April 24, 2000 however that Truck Farm, Inc. had chosen to withdraw from the intent to effect some form of business combination with the Registrant. The Registrant was at that point engaged in its due diligence. The Company expected to enter into a definitive agreement of merger or purchase upon completion of those efforts. There was no assurance that one or more insurmountable obstacles to the companies' intentions in the contemplated transaction would not have arisen and precluding the Company from entering into a definitive

          -----------------

          agreement or from implementing the terms of the definitive agreement. Withdrawal by the target company however was not anticipated by the Registrant. The
          Company resumed its search for a suitable acquisition, merger or other form of business combination.

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

          With issuance of the stock purchased in the transaction, the Company has 15,000,000 shares of its Common Stock issued and outstanding. The result of this transaction is an increase in the shareholders' equity of $300,000 with a corresponding increase in its current assets.


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

          On June 7, 2000, the Registrant filed a current report on Form 8-K dated September 6, 2000, reporting changes in control of the Registrant.

                           SIGNATURES
                           ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RAM VENTURE HOLDINGS CORP.
                             F/K/A CORRECTIONS SERVICES, INC.



Date: November 13, 2000      By:/s/Norman H. Becker
                                -----------------------------------
                                Norman H. Becker, President