Form 10-K
period 2000-12-31
CORRECTIONS SERVICES INC
filed 2001-03-29
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2000

                            33-02035-A
                    ------------------------
                    (Commission File Number)


                    RAM VENTURE HOLDINGS CORP.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

          Florida                                 59-2508470
-------------------------------               --------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                (Identification No.)


                  3040 East Commercial Boulevard
                 Fort Lauderdale, Florida  33308
             ----------------------------------------
             (Address of Principal Executive Offices)


                          (954) 772-2297
                 -------------------------------
                 (Registrant's Telephone Number)


                    Corrections Services, Inc.
      ----------------------------------------------------
      (Former Name, Former Address and former Fiscal Year,
                  if changed since last report)

    Securities registered pursuant to Section 12(b) of the Act

        None                                        None
---------------------                       ----------------------
(Title of Each Class)                       (Name of Each Exchange
                                              on which Registered)

    Securities registered pursuant to Section 12(g) of the Act

       None                                         None
---------------------                       ----------------------
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

                  YES  [X]             NO  [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2001, was approximately $2,100,000

15,000,000 shares of Common Stock, $.0001 par value, were issued and outstanding at March 21, 2001.

                   RAM VENTURE HOLDINGS CORP.

                        TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I
------

Item 1.
         Business..................................................     3

Item 2.
         Properties................................................     5

Item 3.  Legal Proceedings.........................................     5

Item 4.  Submission of Matters to a Vote of Security Holders.......     5

PART II
-------

Item 5.  Market for Company's Common Equity And
         Related Stockholder Matters...............................     6

Item 6.  Selected Financial Data...................................     7

Item 7.  Management's Discussion and Analysis or
         Plan of Operations.........................................    7

Item 8.  Financial Statements and Supplementary Data................    8

Item 9.  Change in and Disagreements with Accountants
         on Accounting and Financial Disclosure.....................    8

PART III
--------

Item 10. Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a)
         of the Exchange Act........................................    9

Item 11. Executive Compensation.....................................    10

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.............................................    11

Item 13. Certain Relationships and Related Transactions.............    11

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K........................................    12

SIGNATURES

                              PART I
                              ------

ITEM 1.  BUSINESS

Background
----------

     RAM Venture Holdings Corp. f/k/a Corrections Services, Inc. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program to relieve the need for incarceration in a jail or similar facility. The Company was commercially active in that area until mid-1998.

     Since August 31, 1998 the Registrant has had no commercial operations, intending to conserve its assets while seeking one or more opportunities for merger, acquisition or suitable commercial enterprise.

     On July 7, 2000, the Company changed its name to RAM Venture
Holdings Corp.


Truck Farm, Inc.
----------------

     On March 3, 2000, the Registrant entered into a Letter of Intent to acquire all of the assets and operations of Truck Farm, Inc., a closely-held South Carolina corporation with principal offices in Georgetown, South Carolina. Pursuant to the terms of the Letter of Intent, during the course of mutual due diligence by the Registrant and by Truck Farm, Inc., the Registrant was to determine to acquire either all of the issued and outstanding capital stock of Truck Farm, Inc. or all of its assets in a transaction in which the business operations of Truck Farm, Inc. would become the business operations of the Registrant upon completion of the acquisition transaction. It was contemplated by both companies that the Registrant's Board of Directors was to be comprised in whole or in majority part of the Directors of Truck Farm, Inc. and that the Registrant would change its name to reflect its new commercial operations.

     The intended acquisition transaction contemplated an exchange of Truck Farm common stock or assets in exchange for restricted Common Stock of Corrections Services, Inc. upon terms and conditions to be determined following the completion of both companies' due diligence, a process which was anticipated to take approximately ninety days from the date of the Letter of Intent.

     During the pre-contract period however, TruckFarm, Inc. withdrew from the Letter of Intent and informed the Registrant that it wished to and was cancelling the proposed acquisition for its own reasons. The Registrant was accordingly, in the circumstances, precluded from entering into a definitive agreement and the proposed transaction was terminated prior to contract.


Recent Developments
-------------------

Issuance of Additional Common Stock
-----------------------------------

     At year end 1999, the Company's Board of Directors authorized the issuance of 2,413,167 shares of previously unissued restricted common stock, and 1,309,925 shares of its restricted treasury stock in exchange for cash in the amount of $68,192 and notes totaling $43,500, or $.03 per share, to longstanding affiliates. The shares were issued on April 3, 2000, fully paid and non-assessable. The notes bear interest at the rate of eight percent (8%) per annum. The result of this transaction is an increase in shareholders equity of $111,692 with a corresponding increase in current assets. Total shares of the Company's common stock issued and outstanding after giving effect to the above transaction was 10,000,000 shares.

RAM Capital Management
----------------------

     The Company has been seeking an acceptable opportunity for an acquisition or merger or other form of combination which could render the Company once again an enterprise with operating or potentially operating activities. Its efforts in that regard have been unsuccessful. With the collapse of the proposed Truck Farm acquisition, the Company determined to seek to recruit substantial assistance coupled with an ownership interest to revitalize its efforts with hopefully a greater prospect for success.

     On June 6, 2000, the Company reached agreement with RAM Capital Management and its principal, Mr. Steven Oshinsky, to render significant management consultation to the Company, to acquire a substantial ownership interest in the Company's Common Stock and to potentially assume a vacant seat on the Company's Board of Directors. RAM Capital Management purchased 5,000,000 shares of the Company's authorized but previously unissued Common Stock for the sum of Three Hundred Thousand ($300,000) Dollars or $.06 per share and agreed to immediate engagement as the Company's management consultant. RAM Capital Management informed the Company that it is a privately-held venture capital and advisory firm focused on undervalued growth companies in providing private financing, sales and marketing assistance and formation of strategic alliances. Its operations are, for the most part, carried out by Mr. Oshinsky as the firm's General Manager.

     With issuance of the stock purchased in the transaction, the Company has 15,000,000 shares of its Common Stock issued and outstanding. The result of this transaction is an increase in the shareholders' equity of $300,000 with a corresponding increase in its current assets.

     On October 15, 2000, the Company's Board of Directors resolved to appoint Mr. Oshinsky President and Chief Executive Officer to replace Mr. Norman H. Becker who was to assume the position of Vice President and Chief Financial Officer. Mr. Oshinsky is also the principal of RAM Capital Management, Inc., the recordholder of 5,000,000 shares of the Company's Common Stock, or 33% of its issued and outstanding capital stock.

     Following subsequent discussion with Mr. Oshinsky however, it was mutually agreed that rather than assume an officer position with the Company, Mr. Oshinsky, by and through RAM Capital Management, would intensify his consulting efforts on the Company's behalf.

     In the process of recruiting RAM Capital Management and its principal Steven Oshinsky, coupled with the significant ownership interest reported to RAM Capital Management, the Company made a major commitment to reversing its on-going inability to locate, identify and conclude one or more acquisitions or a suitable merger or the like.

     On July 14, 2000, by amendment to its Articles of Incorporation, the Company changes its name to RAM Venture Holdings Corp. and confirmed the prior increase in its authorized capital stock to 25,000,000 shares of Common Stock, par value $.0001. Following change of the Company's name, the Company's trading symbol was also changed to "RAMV".

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000, through solicitation of proxies or otherwise.

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

                           COMMON STOCK
                           ------------

Period                            Bid Price       Asked Price
------                          ------------     --------------
                                High     Low     High       Low
                                ----     ---     ----       ---

First Quarter, 1999             $0.35    $0.25   $0.40     $0.30
Second Quarter, 1999            $0.40    $0.30   $0.45     $0.32
Third Quarter, 1999             $0.48    $0.37   $0.52     $0.44
Fourth Quarter, 1999            $0.50    $0.35   $0.55     $0.45
First Quarter, 2000             $0.38    $0.33   $0.78     $0.65
Second Quarter, 2000            $0.375   $0.50   $0.65     $0.50
Third Quarter, 2000             $0.40    $0.52   $0.75     $0.60
Fourth Quarter, 2000            $0.375   $0.50   $0.87     $0.50
January 1, through
 March 21,2001                  $0.35    $0.38   $0.78     $0.60



(b) Holders. As of March 21, 2001, the approximate number of recordholders of Common Stock of the Registrant was 986.

     The Company is unable to determine the actual number of beneficial holders of its Common Stock at March 21, 2001 due to Common Stock held for stockholders "in street name", but estimates the current total to be approximately 1242.

(c) Dividends. Registrant has paid no dividends since inception and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA


Summary of Statement of Operations:
----------------------------------

                       As of      As of       As of       As of       As of
                     12/31/00    12/31/99    12/31/98    12/31/97    12/31/96
                   ----------   ----------  ----------  ----------  ----------

Revenue            $  182,280  ($  23,657)  $   37,838  $      960  $   93,404
Oper. Exp.         $  128,840   $ 333,775   $  253,611  $  314,452  $  290,426
Net Income (Loss)  $   53,440  ($ 357,432) ($  152,362)($  137,759) $  113,003
Weighted No. of
shs. outstanding   12,528,895   7,563,050    6,804,336   5,936,893   5,126,900
Net Income (Loss)
per sh. Common
Stk. outstanding          -    ($     .05) ($      .02)($      .02) $      .02
(See Note A-Notes
to Fin. Stmts.)




Summary Balance Sheet Information
---------------------------------

                        As of     As of       As of       As of       As of
                      12/31/00   12/31/99    12/31/98    12/31/97    12/31/96
                   ----------   ----------  ----------  ----------  ----------

Total Assets        $1,133,210  $  666,273  $  945,319  $1,758,638  $1,205,096
Total Current       $    3,195  $    1,390  $    2,035  $   92,298  $  135,090
 Liabilities
Tot. Current Assets $1,131,609  $  664,602  $  943,446  $1,684,941  $1,199,917
Stkholders' Equity  $1,130,015  $  664,883  $  943,284  $1,666,340  $1,070,006
Cash Dividends      $      -0-  $    -0-    $    -0-    $    -0-    $    -0-

------------------------------



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     (a) Financial Condition. As of December 31, 2000 the Company had current assets of $1,131,609 compared to $664,602 at December 31, 1999, total assets of $1,133,210 compared to $666,273 at December 31, 1999 and shareholders equity of $1,130,015 as compared to $664,883 at December 31, 1999. The increase in current assets, total assets and shareholders' equity was primarily the result of the operating profits incurred during the year ended December 31, 2000, and the sale of 5,000,000 shares of the Company's previously authorized and unissued common stock for $300,000.

     Liquidity. The Company had a net increase in cash and cash equivalents for the year ended December 31, 2000 of $339,422, and cash and cash equivalents at the end of the year of $361,481 as compared to a decrease in cash and cash equivalents of $51,534, and cash and cash equivalents of $22,059 for the year ended December 31, 1999. See Part II, Item 8., Financial Statements and
Supplementary Data.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance that it will be able to secure additional credit borrowing, if needed.

     Results of Operations. The Company's revenues for the fiscal period ended December 31, 2000, were derived from investment activities.

     The Company's revenues increased $205,937 to $182,280 for the fiscal year ended December 31, 2000, as compared to ($23,657) for the same period of 1999. The principal reason for increased revenue was increases in the gain on marketable securities and interest and dividend income.

     Operating expenses decreased $204,935 to $128,840 as compared to $333,775 for the same period last year, principally due to the reduction in bad debt expense. The Company realized a net gain of $53,440 for the fiscal year ended December 31, 2000, as compared to a net loss of ($357,432) for the same period last year. The increase in net income was primarily due to an increase in realized and unrealized gain on marketable securities, and the reduction in operating expenses.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 2000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements and supplementary data attached as Exhibit
1.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III
                             --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)  Identification of Directors and Executive Officers
             --------------------------------------------------

     Name                        Age          Offices Held
     ----                        ---          ------------

     Norman H. Becker            63           President/Director

     Frank Bauer                 56           Vice President/Director

     Diane Martini               53           Secretary/Treasurer/Director



     (1)(e)  Business Experience.
             -------------------

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


ITEM 11.  EXECUTIVE COMPENSATION

Compensation
------------

     Messrs. Norman H. Becker and Frank Bauer devote approximately 10% of their time, respectively, to the Company's affairs. Ms. Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or presently contemplated. The total compensation received by all Executive Officers of the Company during the year ended December 31, 2000 was received entirely by Diane Martini and amounted to $2,200.


-----------------------------------------------------------------------------------------------------------
                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                             Annual Compensation                Long-Term Compensation
                          --------------------------------- ------------------------------
                                                               Awards         Payouts
                                                            ---------------------------
Name and                                          Other     Restricted                            All
Principal                                         Annual      Stock        Options/LTIP          Other
Position          Year    Salary     Bonus(2)  Compensation   Awards     SARS      Payouts    Compensation
-----------------------------------------------------------------------------------------------------------

Norman H. Becker  1999    $  -0-        --          --          --         --         --         --
President (1)     2000    $  -0-        --          --          --         --         --         --
(since 1/15/93)

Frank Bauer       1999    $  -0-        --          --          --         --         --         --
Vice-President    2000    $  -0-        --          --          --         --         --         --
President

Diane Martini     1999    $ -0-         --          --          --         --        --       $ 12,750
Secretary/        2000    $2,200        --          --          --         --        --          --
Treasurer
(since 01/12/93)

All Executive     1999   $  -0-         --          --          --         --        --       $ 12,750
Officers & Former 2000   $ 2,200        --          --          --         --        --          --
Executive Officers
as a Group (3)
Persons (1)

-----------------------------------------------------------------------------------------------------------



(1) Mr. Becker received a total of $17,296 in accounting fees from the Company during 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (b)  Security of Ownership of Management
          -----------------------------------


               Name of                  Amount and Nature     Percent
Title of       Beneficial               of Beneficial         of
Class          Owner                    Ownership             Class(1)
--------       ----------               -----------------     --------

Common Stock   Diane Martini (2)          425,000 Shares        2.8%

Common Stock   Norman H. Becker           419,399 Shares        2.8%

Common Stock   Frank R. Bauer             645,421 Shares        4.3%

Common Stock   RAM Capital Management   5,000,000 Shares       33.3%

Common Stock   Ronald A. Martini (2)      425,000 Shares        2.8%

Common Stock   Robert B. Yeakle         1,145,000 Shares        7.6%

Common Stock   Corp. Invest. Assoc.(2)    970,000 Shares        6.5%

Common Stock   All Officers and
               Directors as a Group
               (3 persons)              1,489,820 Shares        9.9%

-----------------------------------------------------------------------



(1)  Based upon 15,000,000 shares outstanding at March 21, 2001.

(2) While Ronald A. Martini disclaims beneficial ownership of the shares of Common Stock owned by Diane Martini and Corporate Investment Associates, they may be deemed controlled by him. When aggregated, Mr. Martini may be deemed in control of 1,820,000 shares of the Company's Common Stock, or 12.1% of the Class.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------

     The Company paid a total of $41,800 to various affiliates of the Company's shareholder, Ronald A. Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to Consolidated Financial Statements, Note G".

     In addition, the Company sold 3,723,092 shares of its common stock to certain officers, directors and related parties and entities for a total of $111,692. See "Financial Statements - Notes to Consolidated Financial Statements, Note I".

Certain Business Relationships
------------------------------

     During the year ended December 31, 2000, the Company paid its President and director, Norman H. Becker, accounting fees totalling $17,296.

                             PART IV
                             -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

     1.   Financial Statements:

          Report of Independent Certified Public Accountant.

          Consolidated Balance Sheet - December 31, 2000 and December
          31, 1999.

          Consolidated Statement of Operations - Three Years Ended December 31, 2000.

          Consolidated Statement of Shareholders' Equity - Three Years Ended December 31, 2000.

          Consolidated Statement of Cash Flows - Three Years Ended December 31, 2000.

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

          Statement Re:  Computation of per share income (loss):

          See Note "A"., Notes to Consolidated Financial Statements and Statement of Operations Three Years Ended December 31, 2000.

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

          Subsidiaries of the Registrant:

          Corrections Services International, Inc.

          Published report regarding matters submitted to vote of Security Holders:

          Not applicable.

          Consents of experts and counsel:

          Not applicable.

          Power of Attorney:

          Not applicable.

          Additional Exhibits:

          There were no current reports on Form 8-K filed by the Registrant during the fourth quarter of 2000.

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

          On April 26, 2000, the Registrant filed a Current Report on Form 8-K dated April 24, 2000 reporting the withdrawal of Truck Farm, Inc. from the March 3, 2000 acquisition Letter of Intent.

          On June 7, 2000, the Registrant filed a Current Report on Form 8-K dated June 6, 2000, reporting changes in control of the Registrant.

                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 27th day of March, 2001.

                                   CORRECTIONS SERVICES, INC.


                                   BY: /s/Norman H. Becker
                                      --------------------------------
                                      Norman H. Becker, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signatures                     Title               Date
     ----------                     -----               ----

(i)  Principal Executive Officer    President           March 27, 2001


     /s/Norman H. Becker
     ---------------------------
     Norman H. Becker

(ii) Principal Financial and        Secretary           March 27, 2001
     Accounting Officer


     /s/Diane Martini
     --------------------------
     Diane Martini

(iii)A Majority of the Board of
     Directors


     /s/Frank Bauer
     --------------------------     Director            March 27, 2001
     Frank Bauer


     /s/Norman H. Becker            Director            March 27, 2001
     --------------------------
     Norman H. Becker