Form 10-Q
period 2001-03-31
CORRECTIONS SERVICES INC
filed 2001-05-14
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 2001
                                    --------------
                             or

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

15,000,000 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT MAY
8, 2001.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                 INDEX
                                 -----

          PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000 (Audited).

          Consolidated Statement of Operations - Three months ended March 31, 2001 and 2000 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1997 through March 31, 2001.

          Consolidated Statement of Cash Flows - Three months ended March 31, 2001 and 2000 (Unaudited).

          Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                ------
                                       March 31,      December 31,
                                         2001            2000
                                       ----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents            $  228,070     $  361,481
  Accounts receivable - affiliate          12,500         12,500
  Investment in marketable
    securities                            648,653        597,846
  Dividends receivable                      6,156          9,823
  Notes receivable - Affiliate            166,000        145,000
  Other                                     3,735          4,959
                                       ----------     ----------
    TOTAL CURRENT ASSETS                1,065,114      1,131,609

INVESTMENT IN NEW SYSTEMS, INC.           125,000            -

OTHER                                       1,601          1,601
                                       ----------     ----------
TOTAL ASSETS                           $1,191,715     $1,133,210
                                       ==========     ==========


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                           $    1,232     $    3,195
                                       ----------     ----------
     TOTAL CURRENT LIABILITIES              1,232          3,195
                                       ----------     ----------
SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
   authorized 25,000,000 shares
   in 2000 and 2001; 15,000,000
   issued and outstanding shares
   2001 and 2000                            1,500          1,500
 Additional paid-in capital             2,721,891      2,721,891
 Accumulated deficit                   (1,532,908)    (1,593,376)
                                       ----------     ----------
  TOTAL SHAREHOLDERS' EQUITY            1,190,483      1,130,015
                                       ----------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,191,715     $1,133,210
                                       ==========     ==========




See accompanying notes to consolidated financial statements.

             RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months Ended
                                              March 31,      March 31,
                                                2001           2000
                                             ----------     ----------
REVENUES:
  Dividends and interest                     $    15,945    $    14,016
  Realized and unrealized gain
   (loss) on marketable securities                67,970         84,832
                                             -----------     ----------
                                                  83,915         98,848
COST AND EXPENSES:
  General and administrative                      23,447         28,823
                                             -----------     ----------
NET INCOME (LOSS)                            $    60,468     $   70,025

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   15,000,000      6,276,900
                                             ===========     ==========
NET INCOME (LOSS) PER COMMON SHARE           $         -     $      .01
                                             ===========     ==========





See accompanying notes to consolidated financial statements

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FROM DECEMBER 31, 1997 THROUGH MARCH 31, 2001

                                  Common Stock
                                $.0001 Par Value     Additional
                            Auth. 25,000,000 Shares  Paid-In       Accumulated    Treasury
                               Shares      Amount    Capital       (Deficit)        Stock       Total
                             ----------   -------   ------------   -----------   ---------   -----------

Balance - December 31, 1997   7,216,900   $   728   $  2,821,667   $(1,137,022)  $ (19,033)  $ 1,666,340
 Proceeds from disposition
   of subsidiary             (1,309,925)      -              -             -      (589,727)     (589,727)
 Sale of treasury shares         60,000       -              -             -        19,033        19,033
Net Loss for period                 -         -              -        (152,362)        -        (152,362)
                             ----------   -------   ------------   -----------   ---------   -----------

Balance - December 31, 1998   5,966,975       728      2,821,667    (1,289,384)   (589,727)      943,284
 Issuance of 309,925 shares     309,925        31         79,000           -           -          79,031
Net Loss for period                 -         -              -        (357,432)        -        (357,432)
                             ----------   -------   ------------   -----------   ---------   -----------

Balance - December 31, 1999   6,276,900       759      2,900,667    (1,646,816)   (589,727)      664,883
 Sale of 1,309,925 from
  treasury                    1,309,925       -         (589,727)          -       589,727           -
 Sale of 7,413,167 new
  shares                      7,413,167       741        410,951           -           -         411,692
 Adjustment for fractional
 shares                               8       -              -             -           -             -
Net Income for period               -         -              -          53,440         -          53,440
                             ----------   -------   ------------   -----------   ---------   -----------

Balance - December 31, 2000  15,000,000     1,500      2,721,891    (1,593,376)        -       1,130,015

Net Income for period               -         -              -          60,468         -          60,468
                             ----------   -------   ------------   -----------   ---------   -----------

Balance - March 31, 2001     15,000,000   $ 1,500   $  2,721,891   $(1,532,908)  $     -     $ 1,190,483
                             ==========   =======   ============   ===========   =========   ===========




See accompanying notes to consolidated financial statements.

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             Three Months Ended
                                           March 31,     March 31,
                                             2001          2000
                                         -----------    -----------
                                         (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $   60,468     $   70,025
                                         ----------     ----------
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    (Gain) loss on sale of marketable
      securities                            (37,506)        18,958
    Allowance for market decline
      of securities                         (30,464)      (103,790)
  Changes in operating assets
    and liabilities:
    (Increase) decrease in dividends
      receivable                              3,667           (549)
    Decrease in other assets                  1,224            802
    (Decrease) in accounts payable
      and accrued expenses                   (1,963)          (433)
    Purchase of marketable securities      (205,035)       (12,840)
    Proceeds from sale of marketable
      securities                            222,198         81,150
                                         ----------     ----------
  Total adjustments                         (47,879)       (16,702)
                                         ----------     ----------
  Net cash provided by (used in)
    operating activities                     12,589         53,323
                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable
    - affiliate                             (21,000)           -
  Investment in New Systems, Inc.          (125,000)           -
                                         ----------     ----------
  Net cash provided by (used in)
    investing activities                   (146,000)           -
                                         ----------     ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     (133,411)        53,323

CASH AND CASH EQUIVALENTS -
  Beginning of period                       361,481         22,059
                                         ----------     ----------
  End of period                          $  228,070     $   75,382
                                         ==========     ==========



See accompanying notes to consolidated financial statements.

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                               March 31, 2001
                                 (Unaudited)

NOTE 1 -  FAIR PRESENTATION
          -----------------

          The balance sheet as of March 31, 2001, the statement of operations for the three months ended March 31, 2001 and 2000, the statement of shareholders' equity as of March 31, 2001 and the statement of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at March 31, 2001 and for all periods presented have been made.

          The condensed financial statements as of December 31, 2000, 1999 and 1998 have been derived from audited financial statements.

          The operations for the three months ended March 31, 2001, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2000, and for the year then ended.

NOTE 2 -  BASIS OF PRESENTATION
          ---------------------


          The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 -  EARNINGS (LOSS) PER SHARE
          -------------------------

          For the three month periods ended March 31, 2001 and 2000, per share information was computed using the weighted average number of common shares outstanding during the periods.

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                              March 31, 2001
                               (Unaudited)

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

     Financial Condition. At March 31, 2001, the Company had current assets of $1,065,114 as compared to $1,131,609 at December 31, 2000, total assets of $1,191,715 as compared to $1,133,210 at December 31, 2000, and shareholders' equity of $1,190,483 as compared to $1,130,015 as of December 31, 2000. The increase in assets was primarily the result of the Company's increase in marketable securities. The increase in shareholders' equity was primarily the result of the Company's income for the period.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 2001 of $133,411, cash and cash equivalents at March 31, 2001 of $228,070, and cash and cash equivalents of $361,481 at December 31, 2000.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company continues to have no commercial operations. Revenues for the three months ended March 31, 2001, were derived from investment activities.

     The Company's revenues for the three months ended March 31, 2001 were $83,915, as compared to $98,848 for the three month period ended March 31, 2000. The principal reason for decreased revenue was a decrease in realized and unrealized gain on marketable securities.

     Costs and expenses for the three months ended March 31, 2001 were $23,447, as compared to $28,823 for the three month period ended March 31, 2000. The decrease was principally due to a decrease in general and administrative expenses.

     The Company realized net income of $60,468 for the three months ended March 31, 2001, as compared to net income of $70,025 for the same period last year. The decrease in net income was primarily due to a decrease in realized and unrealized gain on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended March 31, 2001.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


                   PART II - OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

     Following recent discussions with a control shareholder of New Systems, Inc., a publicly held Nevada corporation located in Rancho Mirage, California, affiliates of the Registrant purchased a total of 459,984 shares of that company's issued and outstanding unrestricted common stock for cash in the amount of $125,000, or $.27 per share. The shares purchased in the transaction, represented approximately 29% of the ownership interest in New Systems, Inc. In addition, the Registrant itself purchased 360,000 authorized but previously unissued shares of New Systems, Inc. restricted Common Stock from that company for $125,000. Upon conclusion of those transactions, the Company and its affiliates acquired a total of 819,984 shares, or approximately 53% of the ownership interest in New Systems, Inc. for total consideration of $250,000, or approximately $.30 per share.

     New Systems, Inc. is an inactive reporting company which has filed and is current with all periodic reporting to which it is subject under relevant provisions of the Securities Exchange Act of 1934. Following completion of the stock acquisition transactions in New Systems, Inc., its officers and Board of Directors were replaced with the officers and directors of the Registrant, placing New Systems, Inc. in the process, under common control with the Registrant.

     During the first week of May, 2001, the Registrant acquired an additional 1,500,000 shares of the authorized but previously unissued Common Stock of New Systems, Inc. in exchange for professional, administrative and managerial services rendered and to be rendered to New Systems, Inc. by the Registrant's officers and directors. In addition, New Systems, Inc. issued an additional 300,000 shares of its restricted Common Stock from authorized but previously unissued stock to KM Financial, Inc., an Arizona consulting firm, for management consultation services.

     Upon completion of the new issuance of those 1,800,000 shares, the number of shares of New Systems, Inc. Common Stock issued and outstanding was 3,353,000. The Registrant's ownership interest in New Systems, Inc. amounted to 1,860,000 shares. When aggregated with the New Systems, Inc. stock acquired by its affiliates, the Registrant may be deemed to control 2,319,984 shares, or approximately 69% of that company.

     The Registrant intends as the majority shareholder of New Systems, Inc. to guide, assist and direct that company's search for one or more merger and/or acquisition opportunities pursuant to which it might effect a business combination for the ultimate benefit of its shareholders, obviously now including the Registrant and its affiliates. The Company intends to seek and identify one or more suitable candidates for combination in an appropriate form with New Systems, Inc. and to realize hopefully substantial benefits in the process. The Registrant has not identified any possible candidates and there can be no assurance, notwithstanding its intention, that a suitable opportunity will be identified, located and consummated or if located and identified, that one or more insurmountable obstacles to effecting any proposed business combination will not arise. Moreover, it should also be noted that while seeking a suitable merger, acquisition or similar combination transaction for a substantial period of time itself, the Registrant has been unable to secure a suitable transaction. There can be in the circumstances, no assurance that it will be able to locate, identify and complete such a transaction or transactions for New Systems, Inc.

     In the course of its efforts, the Registrant will rely on the services and assistance to be rendered by KM Financial, Inc. by and through the consultation services arrangement between that company and New Systems, Inc. While the Company is optimistic that it will be able to benefit from these efforts, there can be no assurance that any such benefit will ultimately materialize, or that its efforts will be otherwise successful.



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          There were no current reports on Form 8-K filed for the quarter ended March 31, 2001.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RAM VENTURE HOLDINGS CORP.




Date: May 11, 2001           By:_____/s/Norman H. Becker___________
                                 Norman H. Becker, President