Form 10-K/A
period 2000-12-31
CORRECTIONS SERVICES INC
filed 2001-05-18
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K/A

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

This Form 10K/A is filed for the sole purpose of reflecting execution of the Independent Auditor's Report dated February 20, 2001 in Coral Springs, Florida. No additional changes have been made to the Company's Form 10-K for the period ended December 31, 2000 and filed with the U.S. Securities & Exchange Commission on March 29, 2001.

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

          On June 7, 2000, the Registrant filed a Current Report on Form 8-K dated June 6, 2000, reporting changes in control of the Registrant.

                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 17th day of March, 2001.

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

(i)  Principal Executive Officer    President           March 17, 2001


     /s/Norman H. Becker
     ---------------------------
     Norman H. Becker

(ii) Principal Financial and        Secretary           March 17, 2001
     Accounting Officer


     /s/Diane Martini
     --------------------------
     Diane Martini

(iii)A Majority of the Board of
     Directors


     /s/Frank Bauer
     --------------------------     Director            March 17, 2001
     Frank Bauer


     /s/Norman H. Becker            Director            March 17, 2001
     --------------------------
     Norman H. Becker

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
             (FORMERLY CORRECTIONS SERVICES, INC.)
               CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

                             CONTENTS

                                                                       PAGE

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . 1

CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . 2

CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . . 3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY. . . . . . . . . . . . . 4

CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . .6 - 11

                       BAUM & COMPANY, P.A.
                   Certified Public Accountants
                1515 University Drive - Suite 209
                   Coral Springs, Florida 33071
                          (954) 752-1712




Board of Directors
Ram Venture Holdings Corp. and Subsidiary
(Formerly Corrections Services, Inc.)
Fort Lauderdale, Florida


                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated balance sheets of Ram Venture Holdings Corp. and Subsidiary (formerly Corrections Services, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ram Venture Holdings Corp. and Subsidiary (formerly Corrections Services, Inc.) as of December 31, 2000 and 1999, and the results of its consolidated operations and its consolidated cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Baum & Company, P.A.


Coral Springs, Florida
February 20,2001

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              (FORMERLY CORRECTIONS SERVICES, INC.)
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND 1999



                                  ASSETS
                                  ------
                                                     2000         1999
                                                   ---------     ---------

CURRENT ASSETS:
    Cash and cash equivalents                      $  361,481     $   22,059
    Investment in marketable securities               597,846        523,479
    Accounts receivable - affiliate                    12,500         12,500
    Dividends receivable                                9,823          8,475
    Note receivable                                   145,000         95,000
    Other                                               4,959          3,089
                                                   ----------     ----------
              Total Current Assets                  1,131,609        664,602


OTHER ASSETS:
   Security Deposits                                    1,601          1,671
                                                   ----------     ----------
                                                   $1,133,210     $  666,273
                                                   ==========     ==========







      See accompanying notes to consolidated financial statements.


                                  -2(a)-

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  (FORMERLY CORRECTIONS SERVICES, INC.)
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2000 AND 1999



                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

                                                      2000             1999
                                                  -----------      -----------
CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses                              $     3,195      $     1,390
                                                  -----------      -----------
       Total Current Liabilities                        3,195            1,390
                                                  -----------      -----------

SHAREHOLDERS' EQUITY
Common stock $.0001 par value;
  25,000,000 shares authorized in 2000
  and 10,000,000 shares authorized in 1999;
  15,000,000 and 7,586,825 shares issued in
  2000 and 1999 respectively; and 15,000,000
  and 6,276,900 shares outstanding in 2000
  and 1999 respectively                                 1,500              759
Additional paid-in capital                          2,721,891        2,900,667
Accumulated deficit                                (1,593,376)      (1,646,816)
                                                  -----------      -----------
                                                    1,130,015        1,254,610

Less treasury stock, 1,309,925 shares
  at December 31, 1999 at cost                              -         (589,727)
                                                  -----------      -----------
  Total shareholders' equity                        1,130,015       664,883
                                                  -----------      -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                            $ 1,133,210      $   666,273
                                                  ===========      ===========






     See accompanying notes to consolidated financial statements.


                                  -2(b)-

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  (FORMERLY CORRECTIONS SERVICES, INC.)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE YEARS ENDED DECEMBER 31, 2000


                                           2000           1999           1998
                                       ----------     -----------     -----------
REVENUES:
Interest and Dividends                 $   75,629     $    58,874     $    88,825
Realized and unrealized
 gains(losses) in marketable
 securities                               106,651         (95,031)        (50,987)
Consulting fees                                 -          12,500               -
                                       ----------     -----------     -----------
                                          182,280         (23,657)         37,838

OPERATING EXPENSES:
General and administrative                128,840         333,775         253,611
                                       ----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS              53,440        (357,432)       (215,773)
                                       ----------     -----------     -----------

OTHER INCOME (EXPENSE):
Loss on sale of electronic
  monitoring business                           -               -         (18,402)
Income from discontinued
  operations                                    -               -          81,813
                                       ----------     -----------     -----------
                                                -               -          63,411
                                       ----------     -----------     -----------
NET INCOME (LOSS)                      $   53,440     $  (357,432)    $  (152,362)
                                       ==========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            12,528,895       7,563,050       6,804,336
                                       ==========     ===========     ===========

BASIC INCOME (LOSS)PER
  COMMON SHARE:
    Continuing operations              $        -     $      (.05)    $      (.03)
    Discontinued operations                     -               -             .01
                                       ----------     -----------     -----------
    Net income (loss)                  $        -     $      (.05)    $      (.02)
                                       ==========     ===========     ===========








       See accompanying notes to consolidated financial statements.

                     RAM VENTURE HOLDINGS CORP AND SUBSIDIARY
                     (FORMERLY CORRECTIONS SERVICES, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2000


                                    Common Stock
                                 $.0001 Par Value         Additional
                           Authorized 25,000,000 Shares     Paid-In     Accumulated     Treasury
                                  Shares      Amount        Capital      (Deficit)        Stock        Total
                                ----------    ------      ----------   ------------    ----------    ---------

Balance - December 31, 1997      7,216,900       728       2,821,667     (1,137,022)      (19,033)    1,666,340

 Proceeds from disposition
  of subsidiary                 (1,309,925)        -               -              -      (589,727)     (589,727)
 Sale of treasury shares            60,000         -               -              -        19,033        19,033

Net loss for the period                  -         -               -       (152,362)            -      (152,362)
                                ----------    ------      ----------   ------------    ----------    ----------
Balance - December 31, 1998      5,966,975       728       2,821,667     (1,289,384)     (589,727)      943,284

Issuance of 309,925 shares         309,925        31          79,000              -             -        79,031

Net loss for period                      -         -               -      ( 357,432)            -      (357,432)
                                ----------    ------      ----------   ------------    ----------    ----------
Balance - December 31, 1999      6,276,900       759       2,900,667     (1,646,816)     (589,727)      664,883

Sale of 1,309,925 from
  treasury                       1,309,925         -        (589,727)             -       589,727             -
Sale of 7,413,167 new
  shares                         7,413,167       741         410,951              -             -       411,692
Adjustment for fractional
  shares                                 8         -               -              -             -             -

Net Income for period                    -         -               -         53,440             -        53,440
                                ----------    ------      ----------   ------------    ----------    ----------
Balance - December 31, 2000     15,000,000    $1,500      $2,721,891   $ (1,593,376)   $        -    $1,130,015
                                ==========    ======      ==========   ============    ==========    ==========




         See accompanying notes to consolidated financial statements.

                         RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                          (FORMERLY CORRECTIONS SERVICES, INC.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            THREE YEARS ENDED DECEMBER 31, 2000




         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
         ------------------------------------------------


                                            2000          1999        1998
                                         ---------     ---------   ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)                       $  53,440     $(357,432)  $(152,362)
                                         ---------     ---------   ---------
  Adjustments to reconcile
    net income (loss) to net cash
    (used in) provided by
    operating activities:
  Depreciation                                   -             -       1,523
  Provisions for doubtful accounts               -       155,031           -
  Equity in loss of
    sold subsidiaries                            -             -      32,801
  (Gain) loss on sale of marketable
    securities                              21,105        24,681     (28,192)
  Allowance for market decline
    of securities                         (127,756)       70,350      64,898
  Loss on sale of electronic
    monitoring business                          -             -      18,402
Change in operating assets
  and liabilities (net of
  business sold):
  (Increase) decrease in
    trade accounts receivable                    -             -      31,137
  Decrease (increase) in inventories             -             -      29,559
  (Increase) Decrease in accounts
    receivable - other                      (1,348)        7,248     (17,547)
  (Increase) Decrease in other assets       (1,800)       (2,773)      1,840
  (Decrease) increase in accounts
    payable and accrued expenses             1,805          (645)    (31,154)
  Increase (decrease) in
    deferred revenue                             -             -      (7,865)
  Purchase of marketable securities       (110,041)     (214,677)   (269,115)
  Proceeds from sale of
    marketable securities                  142,325       367,652     151,301
                                         ---------     ---------   ---------
Total adjustments                          (75,710)      406,867     (22,412)
                                         ---------     ---------   ---------

Net cash provided by (used in)
  operating activities                     (22,270)       49,435    (174,774)
                                         ---------     ---------   ---------



Continued on next page




                                  -5(a)-

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  (FORMERLY CORRECTIONS SERVICES, INC.)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE YEARS ENDED DECEMBER 31, 2000



             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
             ------------------------------------------------
                                (Continued)


                                            2000          1999        1998
                                         ---------     ---------   ----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Advances on notes
  receivable - affiliate                 $ (18,500)    $ (30,000)  $  (95,000)
Advances on notes
  receivable - other                             -      (150,000)           -
Principal collection of
  notes receivable - affiliate                   -             -       30,000
Purchase of property and equipment               -             -       (2,365)
Proceeds from sale of subsidiary                 -             -        3,378
Proceeds from sale of electronic
  monitoring business                            -             -       63,000
                                         ---------     ---------   ----------
Net cash (used in)
  financing activities                     (18,500)     (180,000)        (987)
                                         ---------     ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                   380,192        79,031            -
Purchase of treasury stock                       -             -     (199,070)
Sale of subsidiary                               -             -      (16,153)
                                         ---------     ---------   ----------
Net cash provided by (used in)
  financing activities                     380,192        79,031     (215,223)
                                         ---------     ---------   ----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                339,422       (51,534)    (390,984)

CASH AND CASH EQUIVALENTS -
  Beginning of year                         22,059        73,593      464,577
                                         ---------     ---------   ----------
  End of year                            $ 361,481     $  22,059   $   73,593
                                         =========     =========   ==========









      See accompanying notes to consolidated financial statements.


                                  -5(b)-

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  (FORMERLY CORRECTIONS SERVICES, INC.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND CAPTALIZATION - Ram Venture Holdings Corp. and Subsidiary (formerly Corrections Services, Inc.) (the "Company") was incorporated under the laws of the State of Florida on September 14, 1984. The Company's articles of incorporation originally provided for the issuance of 100 shares of common stock, with a par value of $5 per share. On November 13, 1985, the authorized number of shares was increased to 10,000,000 shares, with a par value of $.0001 per share. In that connection, the 100 shares of common stock outstanding prior to that date were exchanged for 2,115,000 shares.

    GENERAL - On August 31, 1998, the Company sold its interest in its electronic monitoring business and is presently seeking merger opportunities.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Corrections Systems International, Inc., Professional Programmers, Inc. and Hi-Tech Leasing, Inc. from the date of their acquisition. Professional Programmers, Inc. and Hi-Tech Leasing, Inc. are included through the date of their disposition. All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    INVESTMENT IN MARKETABLE SECURITIES - The Company's investment in marketable securities consists of trading securities which are carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in market price are reflected in the statement of operations.

    PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the five year estimated useful lives of the assets.

    ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 (FORMERLY CORRECTIONS SERVICES, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    EARNINGS (LOSS) PER SHARE - In 1997, the financial accounting standards board issued SFAS No. 128, earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year.

    INCOME TAXES - Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.


NOTE B - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                               2000          1999
                                            ---------     ---------

         Office furniture and equipment     $  54,846     $  39,315

         Less: accumulated depreciation        54,846        39,315
                                            ---------     ---------
                                            $       -     $       -
                                            =========     =========


NOTE C - NOTE RECEIVABLE - RELATED PARTIES

     Notes Receivable Affiliates consists of the following:

                                                  2000         1999
                                               ---------    ---------
     10% UNSECURED NOTE.  Due on
     demand from company related
     by common officers and
     shareholders                              $  20,000    $  20,000

     10% Unsecured Note.  Due on
     demand from the company who
     acquired the home monitoring
     business of the Company.  The
     companies are also affiliated
     by common officers and
     shareholders                                 63,500       45,000

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 (FORMERLY CORRECTIONS SERVICES, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - NOTE RECEIVABLE - AFFILIATE (Cont'd)


                                               2000          1999
                                            ---------     ---------
     8% Note Receivable Due from
     officers and directors                    15,000             -

     8% Note Receivable  Due from
     a former officer and director of the
     Company.                                  46,500        30,000
                                            ---------     ---------
                                            $ 145,000     $  95,000
                                            =========     =========


Interest earned on notes amount to $10,775 in 2000 and $7,623 in 1999.


NOTE D - INCOME TAXES

     Components of deferred tax benefits are as follows:

     Current Tax Asset
     -----------------

     Allowance for market decline
     of equity securities                  $   21,000
                                           ----------

     Total Current Tax Benefit                 21,000
                                           ----------

     Non-Current Tax Asset
     ---------------------

     Tax loss carry forward                $  269,000
                                           ----------

     Total Non-current Benefit                269,000
                                           ----------

     Total Current and
      Noncurrent Tax Benefit                  290,000
     Valuation Allowance                     (290,000)
                                           ----------
     Net Deferred Tax Assets               $        -
                                           ==========


     At December 31, 2000, management is unable to predict profitable operations for the Company in the future. Accordingly, a 100% valuation allowance has been provided.

     At December 31, 2000, the Company had available net operating loss carryforwards, for tax reporting purposes, of approximately $1,000,000 expiring through 2115.

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 (FORMERLY CORRECTIONS SERVICES, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - RELATED PARTY TRANSACTIONS

     PROFESSIONAL AND CONSULTING FEES - the Company paid officers, directors, shareholders and affiliates professional and consulting fees amounting to $43,669 in 2000, $72,715 in 1999, and $71,296 in 1998.

     OFFICE EXPENSE - Office expenses were paid to shareholders and/or entities affiliated through common officers, directors and shareholders amounting to $10,200 in 2000, $22,950 in 1999, and $20,400 in 1998.

     RENT EXPENSE - Rentals paid to entities having officers, directors and shareholders in common with the Company amounted to $21,000 in 2000, $21,000 in 1999 and $31,800 in 1998.


NOTE F - INVESTMENTS IN MARKETABLE EQUITY SECURITIES

     At December 31, 2000, the Company's investment in marketable equity securities consisted entirely of trading securities as follows:
                                                      Market
                                        Cost          Value
                                      ---------     ---------

     December 31, 2000                $ 933,691     $ 597,847
                                      ---------     ---------
     December 31, 1999                $ 987,080     $ 523,479
                                      ---------     ---------

     Unrealized losses on market values amounted to $335,844 at 2000, $463,601 at 1999, and $393,250 at 1998.


NOTE G - CONCENTRATIONS OF CREDIT RISK

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


NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

     CASH AND CASH EQUIVALENT - The carrying amount approximates fair value due to the liquidity of these financial instruments.

     INVESTMENTS - The fair value of investments are based upon quoted market prices for those investments.

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 (FORMERLY CORRECTIONS SERVICES, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - OTHER MATTERS

     On March 3, 2000 the Company entered into a Letter of Intent to acquire all of the assets and operations of Truck Farm, Inc. Subsequent to the signing of the letter of intent and during the due diligence period, Truck Farm, Inc. withdrew from the intent to effect some form of business combination with the company.

     During the year, the Company reached an agreement with Ram Capital Management and its principal, Steven Oshinsky, to render significant management consultation to the Company, to acquire a substantial ownership in the Company's common stock and to potentially assume a vacant seat on the Company's Board of Directors. Ram Capital Management has purchased 5,000,000 shares of the Company's authorized previously unissued common stock for the sum of $300,000, and agreed to immediate engagement as the Company's management consultant. Upon purchase of its restricted common stock Ram Capital Management controls 33% of the Company's issued and outstanding capital stock. The effect of the acquisition of the common stock was an increase in cash with a corresponding increase in shareholders' equity.

     In addition, the Company sold 3,723,082 shares of common stock to certain officers, directors and related parties and entities for cash of $80,192 and notes of $31,500. The result of this transaction was an increase in shareholders' equity of $111,692 with a corresponding increase in assets.