Form 10-Q
period 2001-06-30
CORRECTIONS SERVICES INC
filed 2001-08-08
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

        [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 2001
                                    -------------

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

15,000,000 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT AUGUST 6, 2001.

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                 INDEX
                                 -----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000 (Audited).

          Consolidated Statement of Operations - Three months and six months ended June 30, 2001 and 2000 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1997 through June 30, 2001.

          Consolidated Statement of Cash Flows - Six months ended June 30, 2001 and 2000 (Unaudited).

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

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                ------
                                        June 30,     December 31,
                                         2001            2000
                                       ----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents            $  176,678    $   361,481
  Accounts receivable - affiliate          12,500         12,500
  Investment in marketable
    securities                            535,238        597,846
  Dividends receivable                      5,978          9,823
  Notes receivable - Affiliate            208,000        145,000
  Other                                     2,562          4,959
                                       ----------    -----------
    TOTAL CURRENT ASSETS                  940,956      1,131,609

INVESTMENT IN UNCONSOLIDATED
 SUBSIDIARY - AT COST                     550,000            -
OTHER                                       1,601          1,601
                                       ----------    -----------
TOTAL ASSETS                           $1,492,557    $ 1,133,210
                                       ==========    ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                           $    4,056    $     3,195
                                       ----------    -----------
     TOTAL CURRENT LIABILITIES              4,056          3,195
                                       ----------    -----------
SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
   authorized 25,000,000 shares
   in 2001 and 2000; 15,000,000
   shares issued and outstanding
   in 2001 and 2000                         1,500          1,500
 Additional paid-in capital             2,721,891      2,721,891
 Accumulated deficit                   (1,234,890)    (1,593,376)
                                       ----------    -----------
  TOTAL SHAREHOLDERS' EQUITY            1,488,501      1,130,015
                                       ----------    -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,492,557    $ 1,133,210
                                       ==========    ===========



See accompanying notes to consolidated financial statements.

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Three Months Ended             Six Months Ended
                                                         June 30,                       June 30,
                                                   2001           2000            2001          2000
                                               ------------    -----------    -----------    -----------

REVENUES:
  Dividends and interest                        $    13,767    $    17,214    $    29,712    $    31,230
  Realized and unrealized gain
   (loss) on marketable securities                   20,351         13,930         88,321         98,762
 Consulting fees income - related party             300,000            -          300,000            -
                                               ------------    -----------    -----------    -----------
                                                    334,118         31,144        418,033        129,992
COST AND EXPENSES:
  General and administrative                         36,100         36,339         59,547         65,162
                                               ------------    -----------    -----------    -----------
NET INCOME (LOSS)                              $    298,018    $    (5,195)   $   358,486    $    64,830
                                               ============    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      15,000,000     12,474,436     15,000,000     10,030,634
                                               ============    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE             $        .02    $       -      $       .02     $      .01
                                               ============    ===========    ===========    ===========



See accompanying notes to consolidated financial statements

                                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              FROM DECEMBER 31, 1997 THROUGH JUNE 30, 2001

                                     Common Stock
                                   $.0001 Par Value           Additional
                              Authorized 25,000,000 Shares     Paid-In       Accumulated    Treasury
                                Shares          Amount         Capital       (Deficit)        Stock      Total
                             -----------        -------      ------------  ------------   ---------   -----------

Balance - December 31, 1997   7,216,900         $   728      $  2,821,667   $(1,137,022)  $ (19,033)  $ 1,666,340
 Proceeds from disposition
   of subsidiary             (1,309,925)           -              -                 -      (589,727)     (589,727)
 Sale of treasury shares         60,000            -              -                 -        19,033        19,033
Net Loss for period                 -              -              -            (152,362)        -        (152,362)
                             ----------         -------      ------------  ------------   ---------   -----------

Balance - December 31, 1998   5,966,975             728         2,821,667    (1,289,384)   (589,727)      943,284
 Issuance of 309,925 shares     309,925              31            79,000           -           -          79,031
Net Loss for period                 -              -              -            (357,432)        -        (357,432)
                             ----------         -------      ------------  ------------   ---------   -----------
Balance - December 31, 1999   6,276,900             759         2,900,667    (1,646,816)   (589,727)      664,883
 Sale of 1,309,925 from
  treasury                    1,309,925            -             (589,727)          -       589,727          -
 Sale of 7,413,167 new
  shares                      7,413,167             741           410,951           -           -         411,692
 Adjustment for fractional
 shares                               8            -              -                 -           -             -
Net Income for period               -              -              -              53,440         -          53,440
                             ----------         -------      ------------  ------------   ---------   -----------

Balance - December 31, 2000  15,000,000           1,500         2,721,891    (1,593,376)        -       1,130,015

Net Income for period               -              -              -             358,486         -         358,486
                             ----------         -------      ------------  ------------   ---------   -----------
Balance - June 30, 2001      15,000,000         $ 1,500      $  2,721,891  $ (1,234,890)  $     -     $ 1,488,501
                             ==========         =======      ============  ============   =========   ===========


See accompanying notes to consolidated financial statements.

                    RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               Six Months Ended
                                           June 30,       June 30,
                                            2001           2000
                                         (Unaudited)    (Unaudited)
                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $  358,486     $   64,830
                                         ----------     ----------
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    (Gain) loss on sale of marketable
      securities                            (72,866)        18,958
    Allowance for market decline
      of securities                         (15,455)      (117,720)
  Changes in operating assets
    and liabilities:
    (Increase) decrease in dividends
      receivable                              3,845         (2,255)
    (Increase) decrease in other assets       2,397           (552)
    Increase in accounts payable
      and accrued expenses                      861          3,690
    Purchase of marketable securities      (327,329)       (66,063)
    Proceeds from sale of marketable
      securities                            478,258         83,480
                                         ----------     ----------
  Total adjustments                          69,711        (80,462)
                                         ----------     ----------
  Net cash provided by (used in)
    operating activities                    428,197        (15,632)
                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable
    - affiliate                             (63,000)       (18,500)
  Investment in unconsolidated
    subsidiary - at cost                   (550,000)           -
                                         ----------     ----------
  Net cash provided by (used in)
    investing activities                   (613,000)       (18,500)
                                         ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock             -          380,192
                                         ----------     ----------
  Net cash provided by (used in)
    financing activities                        -          380,192
                                         ----------     ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     (184,803)       346,040

CASH AND CASH EQUIVALENTS -
  Beginning of period                       361,481         22,059
                                         ----------     ----------
  End of period                          $  176,678     $  368,119
                                         ==========     ==========


See accompanying notes to consolidated financial statements.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2001
                                 (Unaudited)

NOTE 1 -  FAIR PRESENTATION
          -----------------

          The balance sheet as of June 30, 2001, the statement of operations for the three months and six months ended June 30, 2001 and 2000, the statement of shareholders' equity as of June 30, 2001 and the statement of cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at June 30, 2001 and for all periods presented have been made.

          The condensed financial statements as of December 31, 2000, 1999 and 1998 have been derived from audited financial statements.

          The operations for the six months ended June 30, 2001, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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

NOTE 3 -  EARNINGS (LOSS) PER SHARE
          -------------------------

          For the six month periods ended June 30, 2001 and 2000, per share information was computed using the weighted average number of common shares outstanding during the periods.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2001
                                 (Unaudited)


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

NOTE 6 -  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - AT COST
          -------------------------------------------------

          On June 30, 2001, the Company owned 1,860,000 shares of New Systems, Inc., a publicly traded company at a total cost of $550,000. On July 25, 2001, the Company sold 1,500,000 shares for $420,833 payable in cash of $4,167 and a note for $416,666 payable in two (2) installments. The first installment is due September 24, 2001 for $208,333 and the last installment of $208,333 is due December 24, 2001.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     FINANCIAL CONDITION. At June 30, 2001, the Company had current assets of $940,956 as compared to $1,131,609 at December 31, 2000, total assets of $1,492,557 as compared to $1,133,210 at December 31, 2000, and shareholders' equity of $1,488,501 as compared to $1,130,015 as of December 31, 2000. The increase in assets was primarily the result of the Company's investment in unconsolidated subsidiary. The increase in shareholders' equity was primarily the result of the Company's income for the period.

     LIQUIDITY. The Company had a net decrease in cash and cash equivalents for the six months ended June 30, 2001 of $184,803, cash and cash equivalents at June 30, 2001 of $176,678, and cash and cash equivalents of $361,481 at December 31, 2000.

     The Company continues to have no fixed executory obligations.

     CAPITAL RESOURCES. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     RESULTS OF OPERATIONS. The Company continues to have no commercial operations except for consulting income from a related party. Revenues for the six months ended June 30, 2001, were derived from related party consulting income and investment activities.

     The Company's revenues for the six months ended June 30, 2001 were $418,033, as compared to $129,992 for the six month period ended June 30, 2000. The principal reason for increased revenue was an increase in related party consulting fees income.

     The Company's revenues for the three months ended June 30, 2001 were $334,118, as compared to $31,144 for the three month period ended June 30, 2000. The principal reason for increased revenue was an increase in related party consulting fees income.

     Costs and expenses for the six months ended June 30, 2001 were $59,547, as compared to $65,162 for the six month period ended June 30, 2000. The decrease was principally due to a decrease in general and administrative expenses.

     Costs and expenses for the three months ended June 30, 2001 were $36,100, as compared to $36,339 for the three month period ended June 30, 2000. The decrease was principally due to a decrease in general and administrative expenses.

     The Company realized net income of $358,486 for the six months ended June 30, 2001, as compared to net income of $64,830 for the same period last year. The increase in net income was primarily due to an increase in related party consulting fees income.

     The Company realized net income of $298,018 for the three months ended June 30, 2001, as compared to net loss of $5,195 for the three month period ended June 30, 2000. The increase in net income was primarily due to an increase in related party consulting fees income.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended June 30, 2001.

                   RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                          PART II - OTHER INFORMATION

ITEM 5. - OTHER INFORMATION
          -----------------

     Following discussions with a control shareholder of New Systems, Inc., a publicly held Nevada corporation located in Rancho Mirage, California, the Registrant purchased 360,000 authorized but previously unissued shares of New Systems, Inc. restricted Common Stock from that company for $250,000. Upon conclusion of those transactions, the Company and its affiliates acquired a total of 819,984 shares, or approximately 53% of the ownership interest in New Systems, Inc. for total consideration of $250,000, or approximately $.30 per share. New Systems, Inc. is an inactive reporting company which has filed and is current with all periodic reporting. Following completion of the stock acquisition transactions in New Systems, Inc., its officers and Board of Directors were replaced with the officers and directors of the Registrant, placing New Systems, Inc. in the process, under common control with the Registrant.

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

     The Registrant intended as the majority shareholder of New Systems, Inc. to guide, assist and direct that company's search for one or more merger and/or acquisition opportunities pursuant to which it might effect a business combination for the ultimate benefit of its shareholders, obviously now including the Registrant and its affiliates. The Company intended to seek and identify suitable candidates for combination in an appropriate form with New Systems, Inc. and to realize hopefully substantial benefits in the process.

     In the course of its efforts, the Registrant intended to rely on the services and assistance to be rendered by KM Financial, Inc. by and through the consultation services arrangement between that company and New Systems, Inc. While the Company was optimistic that it would be able to benefit from these efforts, there was and could be no assurance that any such benefit would ultimately materialize, or that its efforts will be otherwise successful.

     On July 25, 2001, the Registrant and KM Financial, Inc. sold an aggregate of 1,800,000 shares of their restricted Common Stock in New Systems, Inc. ("NEWY") to Tremor Entertainment, Inc., a closely held California company ("Tremor") engaged in interactive entertainment software development for consideration totaling $505,000. The Registrant realized a profit on the transaction and retained 360,000 of its NEWY shares. The Company anticipates that New Systems, Inc. will acquire Tremor in a reverse merger or some other suitable form of business configuration. The Registrant is optimistic that its retained NEWY shares will increase in value.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     There were no current reports on Form 8-K filed for the quarter ended June 30, 2001.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAM VENTURE HOLDINGS CORP.




Date: August 7, 2001                    By:____/s/Norman H. Becker_________
                                           Norman H. Becker, President