Form 10-Q
period 2001-09-30
RAM VENTURE HOLDINGS CORP
filed 2001-11-08
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

          [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended September 30, 2001
                                           ------------------

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

15,000,000 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT OCTOBER 31, 2001.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                     INDEX
                                     -----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000 (Audited).

          Consolidated Statement of Operations - Three months and nine months ended September 30, 2001 and 2000 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1997 through September 30, 2001.

          Consolidated Statement of Cash Flows - Nine months ended September 30, 2001 and 2000 (Unaudited).

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

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                ------
                                      September 30,   December 31,
                                         2001            2000
                                      -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents            $   53,250     $  361,481
  Accounts receivable - affiliate          12,500         12,500
  Investment in marketable
    securities                            960,894        597,846
  Dividends receivable                      5,999          9,823
  Notes receivable - Affiliate            879,666        145,000
  Other                                     5,972          4,959
                                       ----------     ----------
    TOTAL CURRENT ASSETS                1,918,281      1,131,609

PROPERTY AND EQUIPMENT                      2,060            -

OTHER                                       1,601          1,601
                                       ----------     ----------
TOTAL ASSETS                           $1,921,942     $1,133,210
                                       ==========     ==========


               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued
    expenses                           $    9,849     $    3,195
  Loans payable                           225,000            -
  Deferred gain                           119,637            -
                                       ----------     ----------
     TOTAL CURRENT LIABILITIES            354,486          3,195
                                       ----------     ----------

SHAREHOLDERS' EQUITY
  Common stock $.0001 par value;
   authorized 25,000,000 shares
   in 2001 and 2000; 15,000,000
   shares issued and outstanding
   in 2001 and 2000                         1,500          1,500
 Additional paid-in capital             2,721,891      2,721,891
 Accumulated deficit                   (1,155,935)    (1,593,376)
                                       ----------     ----------
  TOTAL SHAREHOLDERS' EQUITY            1,567,456      1,130,015
                                       ----------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $1,921,942     $1,133,210
                                       ==========     ==========



See accompanying notes to consolidated financial statements.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                    2001           2000           2001           2000
                                                -----------    -----------    -----------    -----------
REVENUES:
  Dividends and interest                        $    16,198    $    20,282    $    46,630    $    51,512
  Realized and unrealized gain
   (loss) on marketable securities                  100,941         14,268        189,262        113,030
  Consulting fees income - related party               -              -           300,000           -
                                                -----------    -----------    -----------    -----------
                                                    117,859         34,550        535,892        164,542
COST AND EXPENSES:
  General and administrative                         38,904         27,975         98,451         93,137
                                                -----------    -----------    -----------    -----------
NET INCOME (LOSS)                               $    78,955    $     6,575    $   437,441    $    71,405
                                                ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      15,000,000     15,000,000     15,000,000     11,699,181
                                                ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE              $       .01    $       -      $       .03     $      .01
                                                ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FROM DECEMBER 31, 1997 THROUGH SEPTEMBER 30, 2001

                                            Common Stock
                                          $.0001 Par Value           Additional
                                     Authorized 25,000,000 Shares      Paid-In     Accumulated     Treasury
                                    Shares               Amount        Capital      (Deficit)       Stock        Total
                                   ---------            --------    ------------  -------------   ----------   ------------

Balance - December 31, 1997        7,216,900            $   728     $  2,821,667  $  (1,137,022)  $ (19,033)   $  1,666,340
 Proceeds from disposition
   of subsidiary                  (1,309,925)               -             -               -        (589,727)       (589,727)
 Sale of treasury shares              60,000                -             -               -          19,033          19,033
Net Loss for period                     -                   -             -            (152,362)        -          (152,362)
                                  ----------            -------     -----------   -------------   ---------    ------------
Balance - December 31, 1998        5,966,975                728       2,821,667      (1,289,384)   (589,727)        943,284
 Issuance of 309,925 shares          309,925                 31          79,000           -             -            79,031
Net Loss for period                     -                   -             -            (357,432)        -          (357,432)
                                  ----------            -------     -----------   -------------   ---------    ------------
Balance - December 31, 1999        6,276,900                759       2,900,667      (1,646,816)   (589,727)        664,883
 Sale of 1,309,925 from
  treasury                         1,309,925                -          (589,727)          -         589,727            -
 Sale of 7,413,167 new
  shares                           7,413,167                741         410,951           -             -           411,692
 Adjustment for fractional
 shares                                    8                -             -               -             -              -
Net Income for period                   -                   -             -              53,440         -            53,440
                                  ----------            -------     -----------   -------------   ---------    ------------
Balance - December 31, 2000       15,000,000              1,500       2,721,891      (1,593,376)        -         1,130,015

Net Income for period                   -                   -             -             437,441         -           437,441
                                  ----------            -------     -----------   -------------   ---------    ------------
Balance - September 30, 2001      15,000,000            $ 1,500     $ 2,721,891   $  (1,155,935)  $     -      $  1,567,456
                                  ==========            =======     ===========   =============   =========    ============



See accompanying notes to consolidated financial statements.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS

              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                              Nine Months Ended
                                        September 30,   September 30,
                                            2001            2000
                                        -------------   -------------
                                         (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $  437,441     $   71,405
                                         ----------     ----------
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    provided by operating activities:
    (Gain) loss on sale of marketable
      securities                            (72,866)        18,958
    Allowance for market decline
      of securities                        (115,200)      (131,988)
  Changes in operating assets
    and liabilities:
    (Increase) decrease in dividends
      receivable                              3,824         (2,255)
    Decrease in other assets                 (1,013)          (782)
    Increase in accounts payable
      and accrued expenses                    6,654          3,664
    Purchase of marketable securities      (653,240)       (66,063)
    Proceeds from sale of marketable
      securities                            478,258         83,480
    Increase in deferred gain - net
      of amortization                       119,637            -
                                         ----------     ----------
  Total adjustments                        (233,946)       (94,986)
                                         ----------     ----------
  Net cash provided by (used in)
    operating activities                    203,495        (23,581)
                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable
    - affiliate                            (318,000)       (18,500)
  Increase in notes receivable
    - affiliate                            (416,666)           -
  Purchase of property & equipment           (2,060)           -
                                         ----------     ----------
  Net cash provided by (used in)
    investing activities                   (736,726)       (18,500)
                                         ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock            -          380,192
  Proceeds from borrowings                  225,000            -
                                         ----------     ----------
  Net cash provided by (used in)
    financing activities                    225,000        380,192
                                         ----------     ----------



See accompanying notes to consolidated financial statements.

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS

       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Cont'd)

                                              Nine Months Ended
                                        September 30,   September 30,
                                            2001            2000
                                        -------------   -------------
                                         (Unaudited)     (Unaudited)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     (308,231)       338,111

CASH AND CASH EQUIVALENTS -
  Beginning of period                       361,481         22,059
                                         ----------     ----------
  End of period                          $   53,250     $  360,170
                                         ==========     ==========






See accompanying notes to consolidated financial statements.

                     RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2001
                                     (Unaudited)


NOTE 1 -  FAIR PRESENTATION
          -----------------

          The balance sheet as of September 30, 2001, the statement of operations for the three months and nine months ended September 30, 2001 and 2000, the statement of shareholders' equity as of September 30, 2001 and the statement of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 2001 and for all periods presented have been made.

          The condensed financial statements as of December 31, 2000, 1999 and 1998 have been derived from audited financial statements.

          The operations for the nine months ended September 30, 2001, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

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


NOTE 3 -  EARNINGS (LOSS) PER SHARE
          -------------------------

          For the nine month periods ended September 30, 2001 and 2000, per share information was computed using the weighted average

                     RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2001
                                     (Unaudited)


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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     FINANCIAL CONDITION. At September 30, 2001, the Company had current assets of $1,918,281 as compared to $1,131,609 at December 31, 2000, total assets of $1,921,942 as compared to $1,133,210 at December 31, 2000, and shareholders' equity of $1,567,456 as compared to $1,130,015 as of December 31, 2000. The increase in assets was primarily the result of the Company's increase in notes receivable - affiliate. The increase in shareholders' equity was primarily the result of the Company's income for the period.

     LIQUIDITY. The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 2001 of $308,231, cash and cash equivalents at September 30, 2001 of $53,250, and cash and cash equivalents of $361,481 at December 31, 2000.

     The Company continues to have no fixed executory obligations.

     CAPITAL RESOURCES. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     RESULTS OF OPERATIONS. The Company continues to have no commercial operations except for consulting income from a related party. Revenues for the nine months ended September 30, 2001, were derived from related party consulting income and investment activities.

     The Company's revenues for the nine months ended September 30, 2001 were $535,892, as compared to $164,542 for the nine month period ended September 30, 2000. The principal reason for increased revenue was due to related party consulting fees income.

  The Company's revenues for the three months ended September 30, 2001 were $117,859, as compared to $34,550 for the three month period ended September 30, 2000. The principal reason for increased revenue was an increase in realized and unrealized gain on marketable securities.

     Costs and expenses for the nine months ended September 30, 2001 were

$98,451, as compared to $93,137 for the nine month period ended September 30, 2000. The increase was principally due to an increase in general and administrative expenses.

     Costs and expenses for the three months ended September 30, 2001 were $38,904, as compared to $27,975 for the three month period ended September 30, 2000. The increase was principally due to an increase in general and administrative expenses.

     The Company realized net income of $437,441 for the nine months ended September 30, 2001, as compared to net income of $71,405 for the same period last year. The increase in net income was primarily due to an increase in related party consulting fees income.

     The Company realized net income of $78,955 for the three months ended September 30, 2001, as compared to net income of $6,575 for the three month period ended September 30, 2000. The increase in net income was primarily due to an increase in realized and unrealized gain on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the nine months ended September 30, 2001.

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                       PART II - OTHER INFORMATION
                       ---------------------------


ITEM 5. - OTHER INFORMATION
          -----------------

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

     On July 25, 2001, the Registrant and KM Financial, Inc. sold an aggregate of 1,800,000 shares of their restricted Common Stock in New Systems, Inc. ("NEWY") to Tremor Entertainment, Inc., a closely held California company ("Tremor") engaged in interactive entertainment software development for consideration totaling $505,000. The Registrant realized a profit on the transaction and retained 360,000 of its NEWY shares. The Company anticipates that New Systems, Inc. will acquire Tremor in a reverse merger or some other suitable form of business configuration. The Registrant continues to be optimistic that its retained NEWY shares will increase in value.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          There were no current reports on Form 8-K filed for the quarter ended September 30, 2001.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RAM VENTURE HOLDINGS CORP.




Date: November 7, 2001              By:    /s/Norman H. Becker
                                       --------------------------------
                                       Norman H. Becker, President