Form 10-K
period 2001-12-31
RAM VENTURE HOLDINGS CORP
filed 2002-03-21
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2001

                            33-02035-A
                    (Commission File Number)

                    RAM VENTURE HOLDINGS CORP.
      (Exact name of Registrant as specified in its charter)

          Florida                                      59-2508470
-------------------------------                    -------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

                  3040 East Commercial Boulevard
                 Fort Lauderdale, Florida  33308
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 2002, was approximately $1,250,000.

12,000,000 shares of Common Stock, $.0001 par value, were issued at February 26, 2002. Of that total, 11,975,000 shares are outstanding. The Company has 25,000 shares in treasury.

                           RAM VENTURE HOLDINGS CORP.

                               TABLE OF CONTENTS


                                                                       Page
                                                                       ----
PART I

Item 1.  Business                                                       3

Item 2.  Properties                                                     6

Item 3.  Legal Proceedings                                              6

Item 4.  Submission of Matters to a Vote of Security Holders            6

PART II

Item 5.  Market for Company's Common Equity And Related
         Stockholder Matters                                            7

Item 6.  Selected Financial Data                                        8

Item 7.  Management's Discussion and  Analysis or Plan
         of Operations                                                  8

Item 8.  Financial Statements and Supplementary Data                    9

Item 9.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            9

PART III

Item 10. Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section
         16(a) of the Exchange Act                                      10

Item 11. Executive Compensation                                         10

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                 11

Item 13. Certain Relationships and Related Transactions                 12

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                    13

SIGNATURES                                                              16

                              PART I
                              ------

ITEM 1.  BUSINESS

Background
----------

     RAM Venture Holdings Corp. f/k/a Corrections Services, Inc. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program to relieve the need for incarceration in a jail or similar facility. The Company was commercially active in that area until mid-1998. On August 31, 1998, the Company sold its electronic monitoring business.

     Since August 31, 1998 the Registrant has had no remaining commercial operations, intending to conserve its assets while seeking one or more opportunities for merger, acquisition or suitable commercial enterprise.

     On July 14, 2000, the Company changed its name to RAM Venture
Holdings Corp.

RAM Capital Management
----------------------

     On June 6, 2000, the Company reached agreement with RAM Capital Management and its principal, Mr. Steven Oshinsky ("Oshinsky"), to render significant management consultation to the Company, to acquire a substantial ownership interest in the Company's Common Stock and to potentially assume a vacant seat on the Company's Board of Directors.

     RAM Capital Management purchased 5,000,000 shares of the Company's authorized but previously unissued Common Stock for the sum of Three Hundred Thousand ($300,000) Dollars or $.06 per share and agreed to immediate engagement as the Company's management consultant. RAM Capital Management informed the Company that it is a privately-held venture capital and advisory firm focused on undervalued growth companies and engaged in providing private financing, sales and marketing assistance and formation of strategic alliances. Its operations are, for the most part, carried out by Oshinsky as the firm's General Manager.

     With issuance of the 5,000,000 shares purchased in the transaction, the Company had 15,000,000 shares of its Common Stock issued and outstanding. The result of that transaction was an increase in the shareholders' equity of $300,000 with a corresponding increase in its current assets.

     On July 14, 2000 the Company changed its name to RAM Venture
Holdings Corp. and confirmed the prior increase in its authorized capital stock to 25,000,000 shares of Common Stock, par value $.0001. Following change of the Company's name, the Company's OTC trading symbol was also changed to "RAMV".

New Systems, Inc./Tremor Entertainment, Inc.
--------------------------------------------

     Following discussions with a control shareholder of New Systems, Inc., now known as Tremor Entertainment, Inc., a publicly held Nevada corporation located in Rancho Mirage, California during the first quarter of 2001, affiliates of the Registrant purchased a total of 459,984 shares of that company's issued and outstanding common stock for cash in the amount of $125,000, or $.27 per share. The shares purchased in the transaction, represented approximately 29% of the ownership interest in New Systems, Inc. In addition, the Registrant itself purchased 360,000 authorized but previously unissued shares of New Systems, Inc.'s restricted common stock from that company for $125,000. Upon conclusion of those transactions, the Registrant and its affiliates had acquired a total of 819,984 shares, or approximately 53% of the ownership interest in New Systems, Inc. for total consideration of $250,000, or approximately $.30 per share.

     New Systems, Inc. was an inactive reporting company which had filed and was current with all periodic reporting to which it was subject under relevant provisions of the Securities Exchange Act of 1934. Following completion of the stock acquisition transactions that company's officers and Board of Directors were replaced with the officers and directors of the Registrant, rendering New Systems, Inc., in the process, under common control with the Registrant.

     During the first week of May, 2001, the Registrant acquired an additional 1,500,000 shares of the authorized but previously unissued common stock of New Systems, Inc. in exchange for professional, administrative and managerial services rendered and to be rendered to that company by the Registrant's officers and directors. In addition, New Systems, Inc. issued a further 300,000 shares of its restricted common stock from authorized but previously unissued stock to KM Financial, Inc., an Arizona consulting firm, for management consultation services.

     Upon completion of the new issuance of those 1,800,000 shares, the number of shares of New Systems, Inc. common stock issued and outstanding was 3,353,000. The Registrant's ownership interest in the company amounted to 1,860,000 shares. When aggregated with the New Systems, Inc. stock acquired by its affiliates, the Registrant could have been deemed to control 2,319,984 shares, or approximately 69% of that company.

     The Registrant intended, as the majority shareholder of New Systems, Inc., to guide, assist and direct that company's search for one or more merger and/or acquisition opportunities pursuant to which it might effect a business combination for the ultimate benefit of its shareholders, obviously including the Registrant and its affiliates. The Company intended to seek and identify one or more suitable candidates for combination in an appropriate form with New Systems, Inc. and to realize hopefully substantial benefits in the process.

     In the course of its efforts, the Registrant relied on services and assistance rendered by KM Financial, Inc. by and through the consultation services arrangement between that company and New Systems, Inc. While the Company was optimistic that it would be able to benefit from those efforts, there was no assurance that any benefit would ultimately materialize, or that its efforts would be otherwise successful.

     On July 25, 2001, the Registrant and KM Financial, Inc. sold an aggregate of 1,800,000 shares of their restricted common stock in New Systems, Inc. ("NEWY") to Tremor Entertainment, Inc., ("Tremor") a closely held California company engaged in interactive entertainment software development, for consideration totaling $505,000 and comprised of $5,000 in cash and a secured Promissory Note (the "Promissory Note") made by Tremor in the original principal amount of $500,000. The Registrant retained 360,000 of its NEWY shares. The Company anticipated that New Systems, Inc. would acquire Tremor in a reverse merger or some other suitable form of business configuration. In addition, in October, 2001, the Registrant loaned Tremor $250,000 at twelve (12%) percent interest in exchange for 250,000 Warrants to purchase Tremor common stock at $.30 per share. The loan was repaid with interest by February, 2002. The Company continues to hold the 250,000 Warrants at March 10, 2002.

     Payment of the Promissory Note made by Tremor was collateralized by a possessory pledge of 5,000,000 shares of the Registrant's Common Stock by the Registrant's shareholder, RAM Capital Management, Inc. and its principal, Oshinsky, a control person of the Registrant who is also Chairman and Chief Executive Officer of the Promissory Note maker,

Tremor. Following a courtesy extension of the maturity date of the Promissory Note, Tremor defaulted, the Registrant notified the pledgor, essentially Oshinsky, took title to the pledged 5,000,000 shares of the Registrant's Common Stock and cancelled them. On or about December 12, 2001, Tremor Entertainment, Inc., merged with New Tremor Acquisition corp., a wholly owned subsidiary of New Systems, Inc. Subsequent to the merger New Systems, Inc. changed its name to Tremor Entertainment, Inc. and the company that was merged into the subsidiary of New Systems, Inc., formerly known as Tremor Entertainment, Inc., became Tremor Games, Inc. The Registrant continues to be optimistic that its retained NEWY, now Tremor, shares will increase in value.

     As a result of the combined sale of 1,800,000 NEWY shares by the Registrant and KM Financial, Inc., the Registrant is at March 10, 2002, obligated to re-issue and deliver 833,500 shares of the Company's restricted Common Stock which, when issued, will bring the Registrant's issued and outstanding Common Stock to 12,808,500.

Subsequent Events
-----------------

     On January 15, 2002, the Registrant secured and exercised an option to purchase 130,000 shares of the restricted Common Stock of Creative Beauty Supply, Inc., a publicly held New Jersey corporation with principal offices in Totowa, New Jersey. Through exercise of its Warrant, the Registrant acquired 130,000 shares of Creative Beauty Supply, Inc. common stock ("CVBS") at $.12 per Share or $15,600 in cash.

     The Company's Warrant was acquired during earlier discussions with CVBS in contemplation of an exchange of stock so that the Registrant and Creative Beauty Supply, Inc. might obtain a significant position in each other's common stock.

     On January 30, 2002, following completion of the exchange of stock discussions, the Registrant and Creative Beauty Supply, Inc. entered into an agreement for an exchange of stock pursuant to which the Registrant acquired 500,000 shares of the authorized but previously unissued common stock of Creative Beauty Supply, Inc. in exchange for issuance and conveyance of 2,000,000 shares of the Registrant's authorized but previously unissued Common Stock. Upon completion of the exchange of stock, CVBS had acquired 11.8% of the Company's issued and outstanding Common Stock. For its part, when its CVBS stock acquired through exercise of the option was aggregated with the 500,000 shares acquired under the exchange of stock agreement, the Company, post-closing, had acquired an 18.2% ownership interest in Creative Beauty Supply, Inc.

     Creative Beauty Supply, Inc. is a fully reporting company which was incorporated in the State of New Jersey on or about August 28, 1995. It operates as a cosmetic and beauty supply distributor at both the retail and wholesale levels. The company's product line is purchased by it from a number of unaffiliated suppliers and manufacturers and is sold on its premises to retail customers and directly to beauty salons. In general the company handles "national" brands carrying consumer recognition considered by the company to be of assistance with respect to sales of its product lines which is advanced by national brand media advertising at no cost to the company. Creative Beauty Supply distributes its products to more than 200 nail and beauty salons almost exclusively located within the northern and central portion of the State of New Jersey.

     The Registrant anticipates acquiring additional ownership interest in Creative Beauty Supply, Inc. and intends to assist that company in seeking one or more opportunities for merger, acquisition or other form of combination for the purpose of expanding and enhancing the company's operations and its shareholder value. The Registrant views the stock exchange agreement transaction as valued at approximately $400,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2001, through solicitation of proxies or otherwise.

                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The following table sets forth the range of bid and asked prices for the Company's Common Stock on the Over-The-Counter Market for the period indicated, as reported by the National Quotation Bureau, Inc. The Common Stock is traded on the electronic bulletin board under the symbol RAMV. The figures shown represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                  COMMON STOCK
                                  ------------

Period                              Bid Price              Asked Price
------                              ---------              -----------
                                High         Low         High          Low
                                ----         ---         ----          ---
First Quarter, 2000             $0.25        $0.20       $0.45         $0.40
Second Quarter, 2000            $0.25        $0.18       $0.40         $0.35
Third Quarter, 2000             $0.25        $0.20       $0.45         $0.35
Fourth Quarter, 2000            $0.28        $0.25       $0.50         $0.40
First Quarter, 2001             $0.27        $0.25       $0.50         $0.40
Second Quarter, 2001            $0.25        $0.20       $0.50         $0.40
Third Quarter, 2001             $0.25        $0.20       $0.45         $0.35
Fourth Quarter, 2001            $0.20        $0.18       $0.30         $0.25
January 1, through
  February 26, 2002             $0.18        $0.13       $0.35         $0.30
----------------------------


(b) Holders. As of February 26, 2002, the approximate number of recordholders of Common Stock of the Registrant was 879.

     The Company is unable to determine the actual number of beneficial holders of its Common Stock at February 26, 2002 due to Common Stock held for stockholders "in street name", but estimates the current total to be approximately 1185.

(c) Dividends. The Company has never paid a dividend and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA


Summary of Statement of Operations:
----------------------------------

                           As of       As of           As of       As of        As of
                         12/31/01     12/31/00       12/31/99     12/31/98     12/31/97
                        -----------  -----------    ----------   ----------   ----------
Revenue                 $   570,263  $   182,280  ($   23,657)  $   37,838   $      960
Oper. Exp.              $   138,395  $   128,840   $  333,775   $  253,611   $  314,452
Net Income (Loss)       $   431,868  $    53,440  ($  357,432) ($  152,362) ($  137,759)
Weighted No. of
shs. outstanding         14,975,000   12,528,895    7,563,050    6,804,336    5,936,893
Net Income (Loss)
per sh. Common
Stk. outstanding        $       .03          -     ($     .05) ($      .02) ($      .02)
(See Note A-Notes
to Fin. Stmts.)



Summary Balance Sheet Information
---------------------------------

                           As of       As of           As of       As of        As of
                         12/31/01     12/31/00       12/31/99     12/31/98     12/31/97
                        -----------  -----------    ----------   ----------   ----------

Total Assets            $1,803,356   $1,133,210   $  666,273   $  945,319    $1,758,638
Total Current
 Liabilities            $  265,451   $    3,195   $    1,390   $    2,035    $   92,298
Tot. Current Assets     $  802,906   $  974,109   $  664,602   $  943,446    $1,684,941
Stockholders' Equity    $1,537,905   $1,130,015   $  664,883   $  943,284    $1,666,340
Cash Dividends          $      -0-   $      -0-   $      -0-   $      -0-    $      -0-



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     (a) Financial Condition. As of December 31, 2001, the Company had current assets of $802,906 compared to $974,109 at December 31, 2000, total assets of $1,803,356 compared to $1,133,210 at December 31, 2000 and shareholders equity of $1,537,905 as compared to $1,130,015 at December 31, 2000. The increase in current assets, total assets and shareholders' equity was primarily the result of the operating profits incurred during the year ended December 31, 2001.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the year ended December 31, 2001 of $272,227, and cash and cash equivalents at the end of the year of $89,254 as compared to an increase in cash and cash equivalents of $339,422, and cash and cash equivalents of $361,481 for the year ended December 31, 2000. See Part II, Item 8., Financial Statements and Supplementary Data.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance that it will be able to secure additional credit borrowing, if needed.

     Results of Operations. The Company's revenues for the fiscal period ended December 31, 2001, were derived principally from investment activities.

     The Company's revenues increased $387,983 to $570,263 for the fiscal year ended December 31, 2001, as compared to $182,280 for the same period of 2000. The principal reason for increased revenue was increases in the gain on marketable securities and consulting fees income.

     Operating expenses increased $9,555 to $138,395 as compared to $128,840 for the same period last year, principally due to an increase in legal fees. The Company realized net income of $431,868 for the fiscal year ended December 31, 2001, as compared to net income of $53,440 for the same period last year. The increase in net income was primarily due to an increase in realized and unrealized gain on marketable securities and an increase in consulting fees income.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements and supplementary data attached as Exhibit 1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III
                                --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)  Identification of Directors and Executive Officers
             --------------------------------------------------

     Name                     Age            Offices Held
     ----                     ---            ------------

     Norman H. Becker         64             President/Director

     Frank Bauer              57             Vice President/
                                             Director

     Diane Martini            54             Secretary/Treasurer/
                                             Director

     (1)(e)  Business Experience.
             -------------------

     Norman H. Becker has been a director of the Company since July 1, 1987. On January 15, 1993, Mr. Becker was appointed the Company's President. Since January, 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Becker is a graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and the Dade Chapter of the Florida Institute of Certified Public Accountants.

     Frank R. Bauer has been an Officer and a director of the Company since February 15, 1988 and its Vice President since January 4, 1993.
Mr. Bauer was also President and Chief Executive Officer of Specialty Device Installers, Inc., a privately held Florida corporation engaged in outside plant utility and construction contracting. In September of 1996 Specialty Device Installers, Inc. was acquired by Guardian International, Inc. and Mr. Bauer is also presently employed as a manager at Guardian International, Inc. Mr. Bauer holds the Bachelor of Business Administration Degree from Stetson University in Deland, Florida.

     Diane Martini has been Secretary/Treasurer and a director of the Company since January 12, 1993. Ms. Martini is also President and Chief Executive Officer of Financial Communications, Inc., a privately held Florida public relations and business consulting firm. Ms. Martini is married to the Company's principal shareholder, Ronald A. Martini. See
Part IV., Item 12.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation
------------

     Messrs. Norman H. Becker and Frank Bauer devote approximately 10% of their time, respectively, to the Company's affairs. Ms. Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or presently contemplated and there was no compensation paid to officers during the year ended December 31, 2001.


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
Principal                                         Annual      Stock        Options/LTIP          Other
Position          Year    Salary     Bonus(2)  Compensation   Awards     SARS      Payouts    Compensation
-----------------------------------------------------------------------------------------------------------

Norman H. Becker  2000    $  -0-        --          --          --         --         --           --
President (1)     2001    $  -0-        --          --          --         --         --           --

Frank Bauer       2000    $  -0-        --          --          --         --         --           --
Vice-President    2001    $  -0-        --          --          --         --         --           --
President

Diane Martini     2000    $2,200        --          --          --         --         --         $ --
Secretary/        2001    $  -0-        --          --          --         --         --           --
Treasurer

All Executive     2000    $2,200        --          --          --         --         --         $ --
Officers & Former 2001    $  -0-        --          --          --         --         --           --
Executive Officers
as a Group (3)
Persons (1)

-------------------------------------


(1) Mr. Becker received a total of $23,235 in accounting fees from the Company during 2001.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (b)  Security of Ownership of Management
          -----------------------------------


                      Name of                    Amount and Nature       Percent
Title of            Beneficial                     of Beneficial           of
 Class                Owner                          Ownership           Class(1)
--------          ---------------                -----------------       --------

Common Stock      Diane Martini (2)                 425,000 Shares         3.5%

Common Stock      Norman H. Becker                  419,399 Shares         3.5%

Common Stock      Frank R. Bauer                    645,421 Shares         5.4%

Common Stock      Creative Beauty Supply, Inc.    2,000,000 Shares        16.7%

Common Stock      Ronald A. Martini (2)             475,000 Shares
                                                                           4.0%
Common Stock      Robert B. Yeakle                1,000,000 Shares         8.4%

Common Stock      Corp. Invest. Assoc.(2)         1,015,000 Shares         8.5%

Common Stock      All Officers and
                  Directors as a Group
                  (3 persons)                     1,489,820 Shares        12.4%

---------------------------


(1)  Based upon 11,975,000 shares outstanding at February 26, 2001.

(2) While Ronald A. Martini disclaims beneficial ownership of the shares of Common Stock owned by Diane Martini and Corporate Investment Associates, they may be deemed controlled by him. When aggregated, Mr. Martini may be deemed to be in control of 1,915,000 shares of the Company's Common Stock, or 16% of its ownership interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------

     On July 25, 2001, the Company sold 1,800,000 shares of its restricted common stock in New Systems, Inc. ("NEWY") to Tremor Entertainment, Inc. ("Tremor"), a closely-held California company, whose Chairman and Chief Executive Officer, Steven Oshinsky, is also the principal of the Company's control-person shareholder, RAM Capital Management, for consideration totalling $505,000. The consideration was comprised of $5,000 cash and a secured promissory note made by Tremor in the original principal amount of $500,000. The Note was due on February 7, 2002 and neither bore nor accrued interest. The Note, payable to the Registrant, was guaranteed by a certain pledge agreement by RAM Capital Management, the Company's shareholder and a private equity fund managed by Oshinsky pledging 5,000,000 shares of the Registrant's own Common Stock against default of the Promissory Note. Tremor defaulted on the note payable to the Registrant resulting in RAM Capital Management acquiring the Note. As a result, the Registrant exercised its rights under the pledge agreement and reacquired 5,000,000 shares of its Common Stock from RAM Capital Management in exchange for RAM Capital Management's acquisition of the defaulted Note and the reacquired 5,000,000 shares were cancelled by the Registrant. To the Company's knowledge and belief, RAM Capital Management, in the process, thereby terminated its ownership interest in the Company.

Certain Business Relationships
------------------------------

     During the year ended 12/31/01, the Company paid a total of $40,800 to various affiliates of the Company's shareholder, Ronald
A. Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to Consolidated Financial Statements, Note E".

     During the year ended December 31, 2001, the Company paid its President and director, Norman H. Becker accounting fees of $23,235.

                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

          Financial Statements:

          Report of Independent Certified Public Accountant.

          Consolidated Balance Sheet - December 31, 2001 and
          December 31, 2000.

          Consolidated Statement of Operations - Three Years Ended December 31, 2001.

          Consolidated Statement of Shareholders' Equity - Three
          Years Ended December 31, 2001.

          Consolidated Statement of Cash Flows - Three Years Ended December 31, 2001.

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

          Statement Re:  Computation of per share income (loss):

          See Note "A"., Notes to Consolidated Financial Statements and Statement of Operations Three Years Ended December
          31, 2001.

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

          Subsidiaries of the Registrant:

          Corrections Services International, Inc.

          Published report regarding matters submitted to vote of Security Holders:

          Not applicable.

          Consents of experts and counsel:

          Not applicable.

          Power of Attorney:

          Not applicable.

          Additional Exhibits:

          There were no current reports on Form 8-K filed by the Registrant during the fourth quarter of 2001.

          On January 30, 2002, the Registrant filed a Current Report on Form 8-K dated January 30, 2002, reporting that the Registrant had entered into an agreement for an exchange of common stock with Creative Beauty Supply, Inc.

                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 19th day of March, 2002.

                                      RAM VENTURE HOLDINGS CORP.


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

     Signatures                    Title           Date
     ----------                    -----           ----

(i)  Principal Executive Officer   President       March 19, 2002


     /s/Norman H. Becker
     ----------------------------
     Norman H. Becker

(ii) Principal Financial and       Secretary      March 19, 2002
     Accounting Officer


     /s/Diane Martini
     ----------------------------
     Diane Martini

(iii)A Majority of the Board of
     Directors


     /s/Frank Bauer                Director       March 19, 2002
     ----------------------------
     Frank Bauer

     /s/Norman H. Becker           Director       March 19, 2002
     ----------------------------
     Norman H. Becker

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

                             CONTENTS
                             --------

                                                                   PAGE
                                                                   ----

INDEPENDENT AUDITOR'S REPORT                                        F-1

CONSOLIDATED BALANCE SHEETS                                         F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                               F-3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                     F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-6 - F-11

                      BAUM & COMPANY, P.A.
                  Certified Public Accountants
               1515 University Drive - Suite 209
                  Coral Springs, Florida 33071
                         (954) 752-1712



Board of Directors
Ram Venture Holdings Corp.
 and Subsidiary
 (Formerly Corrections Services, Inc.)
Fort Lauderdale, Florida


                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated balance sheets of Ram Venture Holdings Corp. and Subsidiary (formerly Corrections Services, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ram Venture Holdings Corp. and Subsidiary (formerly Corrections Services, Inc.) as of December 31, 2001 and 2000, and the results of its consolidated operations and its consolidated cash flows for the three years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baum & Company, P.A.
Coral Springs, Florida
March 13, 2002

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2001 AND 2000


                                ASSETS

                                                   2001             2000*
                                                ----------       ----------

CURRENT ASSETS:
  Cash and cash equivalents                     $   89,254       $  361,481
  Investment in marketable securities              590,390          597,846
  Dividends receivable                               5,240            9,823
  Notes receivable - related party                 112,500             -
  Other                                              5,522            4,959
                                                ----------       ----------
            Total Current Assets                   802,906          974,109

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $343 in 2001                       1,717             -

OTHER ASSETS:
  Security deposits                                  1,567            1,601
  Accounts receivable - related party               12,500           12,500
  Investment in marketable securities              360,000             -
  Notes receivable - related party                 624,666          145,000
                                                ----------       ----------
                                                $1,803,356       $1,133,210
                                                ==========       ==========



*Reclassified for comparative purposes.


See accompanying notes to consolidated financial statements.


                               F-2 (a)

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2001 AND 2000



      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   2001             2000*
                                                ----------       ----------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $   11,150       $    3,195
  Loans payable                                    134,664             -
  Deferred gain                                    119,637             -
                                                ----------       ----------
       Total Current Liabilities                   265,451            3,195
                                                ----------       ----------
SHAREHOLDERS' EQUITY
Common stock $.0001 par value;
  25,000,000 shares authorized in 2001 and
  2000; 15,000,000 shares issued in 2001
  and 2000; 14,975,000 shares outstanding
  in 2001 and 15,000,000 shares outstanding
  in 2000                                            1,500            1,500
Additional paid-in capital                       2,721,891        2,721,891
Accumulated deficit                             (1,161,508)      (1,593,376)
                                                ----------       ----------

                                                 1,561,883        1,130,015
Less treasury stock, 25,000 shares
  at December 31, 2001 at cost                     (23,978)          -
                                                ----------       ----------
  Total shareholders' equity                     1,537,905        1,130,015
                                                ----------       ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                          $1,803,356       $1,133,210
                                                ==========       ==========



                                F-2(b)

                 RAM VENTURE HOLDINGS CORP. & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE YEARS ENDED DECEMBER 31, 2001

                                           2001            2000           1999
                                       -----------     -----------     ----------

REVENUES:
Interest and dividends                 $    66,089     $    75,629     $   58,874
Realized and unrealized gains
 (losses) in marketable
  securities                               204,174         106,651        (95,031)
Consulting fees - related party            300,000            -            12,500
                                       -----------     -----------     ----------
                                           570,263                        182,280     (23,657)
                                       -----------     -----------     ----------
OPERATING EXPENSES:
General and administrative                 134,456         128,840        333,775
Depreciation                                   343            -              -
Interest                                     3,596            -              -
                                       -----------     -----------     ----------
                                           138,395         128,840        333,775
                                       -----------     -----------     ----------
NET INCOME (LOSS)                      $   431,868          53,440       (357,432)
                                       -----------     -----------     ----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             14,975,000      12,528,895      7,563,050
                                       ===========     ===========     ==========
NET INCOME (LOSS) PER
 COMMON SHARE                          $       .03     $      -        $     (.05)
                                       ===========     ===========     ==========








See accompanying notes to consolidated financial statements.

                                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    THREE YEARS ENDED DECEMBER 31, 2001

                                    Common Stock
                                  $.0001 Par Value        Additional
                              Auth. 25,000,000 Shares       Paid-In     Accumulated     Treasury
                              Shares          Amount        Capital      (Deficit)        Stock       Total
                             ---------        -------     -----------   -----------    ----------   ----------
Balance - December 31, 1998   5,966,975       $   728     $ 2,821,667   $(1,289,384)   $ (589,727)  $  943,284

Issuance of 309,925 shares      309,925            31          79,000           -            -          79,031

Net loss for the period             -             -               -        (357,432)         -        (357,432)
                             ----------       -------     -----------   -----------    ----------   ----------

Balance - December 31, 1999   6,276,900           759       2,900,667    (1,646,816)    (589,727)      664,883

Sale of 1,309,925 shares
 from treasury                1,309,925           -          (589,727)          -        589,727          -
Sale of 7,413,167 new
 shares                       7,413,167           741         410,951           -            -         411,692
Adjustment for fractional
 shares                               8           -               -             -            -            -

Net income for the period           -             -               -          53,440          -          53,440
                             ----------       -------     -----------   -----------    ----------   ----------

Balance - December 31, 2000  15,000,000         1,500       2,721,891    (1,593,376)         -       1,130,015

Reclassification of
 investment security to
 treasury shares                (25,000)          -               -             -        (23,978)      (23,978)

Net income for the period           -             -               -         431,868          -         431,868
                             ----------       -------     -----------   -----------    ----------   ----------
Balance - December 31, 2001  14,975,000       $ 1,500     $ 2,721,891   $(1,161,508)  $  (23,978)   $1,537,905
                             ==========       =======     ===========   ===========   ==========    ==========



See accompanying notes to consolidated financial statements.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE YEARS ENDED DECEMBER 31, 2001



         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             2001         2000        1999
                                          ---------     ---------   ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)                        $ 431,868     $  53,440   $(357,432)
                                          ---------     ---------   ---------
  Adjustments to reconcile
    net income (loss) to net cash
    (used in) provided by
    operating activities:
  Depreciation                                  343           -           -
  Provision for doubtful accounts               -             -       155,031
  (Gain) loss on sale of marketable
    securities                              (57,936)       21,105      24,681
  Allowance for market decline
    of securities                          (145,042)     (127,756)     70,350
Change in operating assets
  and liabilities:
  (Increase) decrease in dividends
    receivable                                4,583        (1,348)      7,248
  (Increase) decrease in security
    deposits                                   (529)       (1,800)     (2,773)
  (Decrease) increase in accounts
    payable and accrued expenses             12,073         1,805        (645)
  Increase in deferred gain net
    of amortization                         119,637           -           -
  Purchase of marketable securities        (691,220)     (110,041)   (214,677)
  Proceeds from sale of
    marketable securities                   523,222       142,325     367,652
                                          ---------     ---------   ---------
Total adjustments                          (234,869)      (75,710)    406,867
                                          ---------     ---------   ---------
Net cash provided by (used in)
  operating activities                      196,999       (22,270)     49,435
                                          ---------     ---------   ---------



Continued on next page






                                  F-5(a)

                    RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED DECEMBER 31, 2001


             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (Continued)

                                             2001         2000        1999
                                          ---------     ---------   ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Advances on notes
  receivable - related parties            $(323,000)    $ (18,500)  $ (30,000)
Advances on notes
  receivable - other                           -             -       (150,000)
Principal collection of
  notes receivable - related parties        147,500          -           -
Purchase of property and equipment           (2,060)         -           -
Increase in notes receivable
  - affiliate                              (416,666)         -           -
                                          ---------     ---------   ---------
Net cash (used in)
  financing activities                     (594,226)      (18,500)   (180,000)
                                          ---------     ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                       -          380,192      79,031
Proceeds from borrowings                    225,000          -           -
Repayment of borrowings                    (100,000)         -           -
                                          ---------     ---------   ---------

Net cash provided by (used in)
  financing activities                      125,000       380,192      79,031
                                          ---------     ---------   ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                (272,227)      339,422     (51,534)

CASH AND CASH EQUIVALENTS -
  Beginning of year                         361,481        22,059      73,593
                                          ---------     ---------   ---------
  End of year                             $  89,254     $ 361,481   $  22,059
                                          =========     =========   =========

SUPPLEMENTAL DISCLOSURE:
  Interest expense paid                   $   3,596     $     -     $    -
                                          =========     =========   =========





See accompanying notes to consolidated financial statements.






                                  F-5(b)

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Capitalization - RAM Venture Holdings Corp. (the "Company") was incorporated under the laws of the State of Florida on September 14, 1984. The Company's articles of incorporation originally provided for the issuance of 100 shares of common stock, with a par value of $5 per share. On November 13, 1985, the authorized number of shares was increased to 10,000,000 shares, with a par value of $.0001 per share. In that connection, the 100 shares of common stock outstanding prior to that date were exchanged for 2,115,000 shares.

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

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Earnings (Loss) per Share - In 1997, the financial accounting standards board issued SFAS No. 128, earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year.

    Income Taxes - Deferred taxes are provided on the "liability" method whereby deferred tax assets are recognized for operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

NOTE B - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                2001          2000
                                              --------      --------

         Office furniture and equipment       $ 56,906      $ 54,846

         Less accumulated depreciation
           and amortization                     55,189        54,846
                                              --------      --------
                                              $  1,717      $    -
                                              ========      ========

NOTE C - NOTE RECEIVABLE - AFFILIATE

     Notes Receivable Affiliates consists of the following:


                                            2001         2000
                                          --------     --------
     10% Unsecured Note.  Due on
     demand from a company related
     by common officers and
     shareholders                         $ 20,000     $ 20,000

     10% Unsecured Note.  Due on
     demand from the company who
     acquired the home monitoring
     business of the Company.  The
     companies are also affiliated
     by common officers and
     shareholders                           45,000       63,500

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000



NOTE C - NOTE RECEIVABLE - AFFILIATE (Cont'd)



                                            2001         2000
                                          --------     --------

     5% Unsecured Note.  Due on demand
     from the company that acquired
     the home monitoring business of
     the Company.  The companies are
     also affiliated by common officers
     and shareholders                     $ 61,500    $     -

     8% Note Receivable.  Due from
     officers and directors                 16,500       15,000

     8% Note Receivable.  Due from
     a former officer and director
     of the Company                         50,000       46,500

     12%$ Unsecured Note.  Due from
     an affiliated company.  This
     note was paid in full during
     February 2002                         112,500          -

     Secured Obligation.  This
     obligation is due from an
     affiliated company.  The
     obligation is collateralized
     by 4,166,500 shares of the
     Company's common stock.  The
     debtor defaulted and accordingly
     the Company informed the debtor
     and the pledgor that the Company
     is taking title to the pledged
     securities.                           416,666          -

     Other -                                15,000          -
                                          --------     --------
                                          $737,166     $145,000
                                          ========     ========


     Interest earned on notes amount to $20,225 in 2001 and $10,775 in 2000.

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000



NOTE D - LOAN PAYABLE

     This obligation in the amount of $134,644, was paid in full subsequent to December 31, 2001.

NOTE E - INCOME TAXES

     Components of deferred tax benefits are as follows:

         Current Tax Asset
         -----------------
                                           2001           2000
                                        ---------     ----------

         Allowance for market decline
         of equity securities           $ 204,000     $      -
                                        ---------     ----------

         Total Current Tax Benefit        204,000            -
                                        ---------     ----------

         Non-Current Tax Asset
         ---------------------

         Tax loss carry forward         $ 260,000     $  269,000
                                        ---------     ----------

         Total Non-current Benefit        260,000        269,000
                                        ---------     ----------

         Total Current and
         Noncurrent Tax Benefit           464,000        290,000
         Valuation Allowance             (464,000)      (290,000)
                                        ---------     ----------
         Net Deferred Tax Assets        $      -      $      -
                                        =========     ==========


     At December 31, 2001, management is unable to predict profitable operations for the Company in the future. Accordingly, a 100% valuation allowance has been provided.

     At December 31, 2001, the Company had available net operating loss carryforwards, for tax reporting purposes, of approximately
     $1,000,000 expiring through 2015.

NOTE F - RELATED PARTY TRANSACTIONS

     Professional and Consulting Fees - the Company paid officers, directors, shareholders and affiliates professional and consulting fees amounting to $40,848 in 2001, $43,669 in 2000, and $72,215 in
     1999.

     Office Expense - Office expenses were paid to shareholders and/or entities affiliated through common officers, directors and shareholders amounting to $10,200 in 2001, $10,200 in 2000, and $22,950 in 1999.

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000



NOTE F - RELATED PARTY TRANSACTIONS (Cont'd)

     Rent Expense - Rentals paid to entities having officers, directors and shareholders in common with the Company amounted to $21,000 in 2001, $21,000 in 2000 and $21,000 in 1999.

NOTE G - INVESTMENTS IN MARKETABLE SECURITIES

     At December 31, 2001, the Company's investment in marketable equity securities consisted entirely of trading securities as follows:

                                                      Market
                                        Cost          Value
                                     ----------     ----------

     December 31, 2001               $1,126,977     $  936,943
                                     ----------     ----------
     December 31, 2000               $  933,691     $  597,847
                                     ----------     ----------


     Unrealized losses on market values amounted to $190,802 at 2001, $335,844 at 2000, and $463,601 at 1999.

NOTE H - CONCENTRATIONS OF CREDIT RISK

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

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

     Cash and Cash Equivalent - The carrying amount approximates fair value due to the liquidity of these financial instruments.

     Investments - The fair value of investments are based upon quoted market prices for those investments.

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000



NOTE J - POST-BALANCE SHEET EVENT

     On January 15, 2002, the Registrant secured and exercised an option to purchase 130,000 shares of the restricted Common Stock of Creative Beauty Supply, Inc., a publicly held New Jersey corporation with principal offices in Totowa, New Jersey. Through exercise of its Warrant, the Registrant acquired 130,000 shares of Creative Beauty Supply, Inc. ("CVBS") at $.12 or $15,600 in cash.

     The Company's Warrant was acquired during earlier discussions with CVBS in contemplation of an exchange of stock so that the Registrant and Creative Beauty Supply, Inc. might obtain a significant position in each other's common stock.

     On January 30, 2002, following completion of the exchange of stock discussions, the Registrant and Creative Beauty Supply, Inc. entered into an agreement for an exchange of stock pursuant to which the Registrant acquired 500,000 shares of the authorized but previously unissued Common Stock of Creative Beauty Supply, Inc. in exchange for issuance and conveyance of 2,000,000 shares of the Registrant's authorized but previously unissued Common Stock. Upon completion of the exchange of stock, CVBS had acquired 11.8% of the Company's issued and outstanding Common Stock. For its part, when its CVBS stock acquired through exercise of the option is aggregated with the 500,000 shares acquired under the exchange of stock agreement, the Company, post-closing, had acquired an 18.2% ownership interest in Creative Beauty Supply, Inc.