Form 10-Q
period 2002-03-31
RAM VENTURE HOLDINGS CORP
filed 2002-05-13
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

        [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 2002
                                         --------------
                                  or

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

12,833,500 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT MAY 9, 2002. OF THAT TOTAL, 12,808,500 SHARES ARE OUTSTANDING. THE COMPANY HAS 25,000 SHARES IN TREASURY.

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                    INDEX
                                    -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001 (Audited).

          Consolidated Statement of Operations - Three months ended March 31, 2002 and 2001 (Unaudited).

          Consolidated Statement of Shareholders' Equity - December 31, 1998 through March 31, 2002.

          Consolidated Statement of Cash Flows - Three months ended March 31, 2002 and 2001 (Unaudited).

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

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                    RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                               March 31,     December 31,
                                                 2002            2001*
                                              -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $    84,094    $     89,254
  Investment in marketable securities             706,388         590,390
  Dividends receivable                              4,647           5,240
  Accrued interest receivable                       5,682            -
  Notes receivable - related party                   -            112,500
  Other                                             2,428           5,522
                                              -----------    ------------
    TOTAL CURRENT ASSETS                          803,239         802,906

PROPERTY AND EQUIPMENT                              1,545           1,717

OTHER ASSETS:
  Security deposits                                 1,000           1,567
  Accounts receivable - related party              12,500          12,500
  Investment in marketable securities             403,200         360,000
  Notes receivable - related party                210,618         624,666
                                              -----------    ------------
TOTAL ASSETS                                  $ 1,432,102    $  1,803,356
                                              ===========    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses       $    19,489    $     11,150
  Loans payable                                      -            134,664
  Deferred gain                                      -            119,637
  Due to related party                             83,334            -
                                              -----------    ------------
     TOTAL CURRENT LIABILITIES                    102,823         265,451
                                              -----------    ------------

SHAREHOLDERS' EQUITY
 Common stock $.0001 par value; authorized
   25,000,000 shares in 2002 and 2001;
   12,000,000 shares issued in 2002
   and 15,000,000 shares issued in 2001;
   11,975,000 shares outstanding in
   2002 and 14,975,000 shares
   outstanding in 2001                              1,200           1,500
 Additional paid-in capital                     2,541,828       2,721,891
 Accumulated deficit                           (1,189,771)     (1,161,508)
                                              -----------    ------------
                                                1,353,257       1,561,883

Less treasury stock, 25,000 shares
 in 2002 and 2001 at cost                         (23,978)        (23,978)
                                              -----------    ------------

  TOTAL SHAREHOLDERS' EQUITY                    1,329,279       1,537,905
                                              -----------    ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        $ 1,432,102    $  1,803,356
                                              ===========    ============


* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Three Months Ended
                                                         March 31,
                                                    2002           2001
                                                -----------    -----------
REVENUES:
 Dividends and interest                         $    14,325    $    15,945
 Realized and unrealized gain
  (loss) on marketable securities                    (2,533)        67,970
                                                -----------    -----------
                                                     11,792         83,915

COST AND EXPENSES:
 General and administrative                          40,055         23,447
                                                -----------    -----------


NET INCOME (LOSS)                               $   (28,263)   $    60,468
                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       13,663,889     15,000,000
                                                ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE              $       -      $       -
                                                ===========    ===========









See accompanying notes to consolidated financial statements

                                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FROM DECEMBER 31, 1998 THROUGH MARCH 31, 2002

                                     Common Stock
                                 $.0001 Par Value         Addt'l
                               Auth. 25,000,000 Shares    Paid-In     Accumulated   Treasury
                                 Shares         Amount    Capital      (Deficit)      Stock         Total
                               ----------      -------   ----------   -----------   ---------    ----------

Balance - December 31, 1998     5,966,975      $   728   $2,821,667   $(1,289,384)  $(589,727)   $  943,284
 Issuance of 309,925 shares       309,925           31       79,000           -          -           79,031
Net Loss for period                  -             -           -         (357,432)       -         (357,432)
                               ----------      -------   ----------   -----------   ---------    ----------

Balance - December 31, 1999     6,276,900          759    2,900,667    (1,646,816)   (589,727)      664,883
 Sale of 1,309,925 from
  treasury                      1,309,925          -       (589,727)         -        589,727          -
 Sale of 7,413,167 new
  shares                        7,413,167          741      410,951          -           -          411,692
 Adjustment for fractional
  shares                                8          -           -             -           -             -
Net Income for period                -             -           -           53,440        -           53,440
                               ----------      -------   ----------   -----------   ---------    ----------
Balance - December 31, 2000    15,000,000        1,500    2,721,891    (1,593,376)       -        1,130,015
 Reclassification of
  investment security to
  treasury shares                 (25,000)         -           -             -        (23,978)      (23,978)
Net Income for period                -             -           -          431,868        -          431,868
                               ----------      -------   ----------   -----------   ---------    ----------

Balance - December 31, 2001    14,975,000        1,500    2,721,981    (1,161,508)    (23,978)    1,537,905
 Issuance of 2,000,000
  shares                        2,000,000          200      199,800          -           -          200,000
 Cancellation of 5,000,000
   shares                      (5,000,000)        (500)    (296,529)         -           -         (297,029)
 833,500 shares due to
   related party                     -             -        (83,334)         -           -          (83,334)
Net (Loss) for period                -             -           -          (28,263)       -          (28,263)
                               ----------      -------   ----------   -----------   ---------    ----------
Balance - March 31, 2002       11,975,000      $ 1,200   $2,541,828   $(1,189,771)  $ (23,978)   $1,329,279
                               ==========      =======   ==========   ===========   =========    ==========






See accompanying notes to consolidated financial statements.

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS

            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                Three Months Ended
                                             March 31,       March 31,
                                               2002            2001
                                            -----------    -----------
                                            (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $   (28,263)   $    60,468
                                            -----------    -----------
 Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
   Depreciation                                     172            -
   (Gain) loss on sale of marketable
     securities                                  43,356        (37,506)
   Reclassification of note receivable            1,500            -
   Allowance for market decline
     of securities                              (40,823)       (30,464)
 Changes in operating assets
  and liabilities:
   (Increase) decrease in dividends
     receivable                                     593          3,667
   Increase in accrued interest receivable       (5,682)           -
   Decrease in other assets                       3,661          1,224
   Increase in accounts payable
     and accrued expenses                         8,339         (1,963)
   Purchase of marketable securities           (258,830)      (205,035)
   Proceeds from sale of marketable
     securities                                  97,099        222,198
                                            -----------    -----------
  Total adjustments                            (150,615)       (47,879)
                                            -----------    -----------

  Net cash provided by (used in)
    operating activities                       (178,878)        12,589
                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable - affiliate       (5,618)       (21,000)
  Principal collections of notes
    receivable - affiliate                      114,000            -
  Investment in New Systems, Inc.                   -         (125,000)
                                            -----------    -----------

  Net cash provided by (used in)
    investing activities                        108,382       (146,000)
                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                      200,000            -
  Repayment of borrowing                       (134,664)           -
                                            -----------    -----------

  Net cash provided by (used in)
    financing activities                         65,336            -
                                            -----------    -----------



See accompanying notes to consolidated financial statements.

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Cont'd)

                                                Three Months Ended
                                             March 31,       March 31,
                                               2002            2001
                                            -----------    -----------
                                            (Unaudited)    (Unaudited)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      $    (5,160)   $  (133,411)

CASH AND CASH EQUIVALENTS -
  Beginning of period                            89,254        361,481
                                            -----------    -----------
  End of period                             $    84,094    $   228,070
                                            ===========    ===========




See accompanying notes to consolidated financial statements.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2002
                               (Unaudited)



NOTE 1 -  FAIR PRESENTATION
          -----------------

          The balance sheet as of March 31, 2002, the statement of operations for the three months ended March 31, 2002 and 2001, the statement of shareholders' equity as of March 31, 2002 and the statement of cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at March 31, 2002 and for all periods presented have been made.

          The condensed financial statements as of December 31, 2001, 2000 and 1999 have been derived from audited financial statements.

          The operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2001, and for the year then ended.

NOTE 2 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 -  EARNINGS (LOSS) PER SHARE
          -------------------------

          For the three month periods ended March 31, 2002 and 2001, per share information was computed using the weighted average number of common shares outstanding during the periods.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2002
                               (Unaudited)


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

NOTE 6 -  NOTES RECEIVABLE - RELATED PARTY
          --------------------------------

          In October 2001, the Company loaned Tremor Entertainment, Inc. $250,000 at 12% interest in exchange for 250,000 Warrants to purchase Tremor common stock at $.30 per share. The note was repaid with interest by February 2002. The Company continues to hold 250,000 Warrants.

          In addition, at December 31, 2001, the Company, together with KM Financial, Inc., had a note receivable of $500,000 from Tremor Entertainment, Inc. This note was collateralized by 5,000,000 shares of the Company's common stock. The Company's share of the note was
          $416,666.   The note was in default and the Company took
          possession of the collateral, cancelled the 5,000,000 shares and issued 833,500 shares of its common stock to KM Financial, Inc. on April 17, 2002, in settlement of the Company's obligation to KM Financial, Inc. in the amount of $83,334.

NOTE 7 -  INVESTMENT IN MARKETABLE SECURITIES - LONG TERM
          -----------------------------------------------

          Included in this caption is 630,000 shares of Creative
          Beauty Supply, Inc.

          On January 15, 2002, the Company secured and exercised an option to purchase 130,000 shares of the restricted

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2002
                               (Unaudited)


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

     Financial Condition. At March 31, 2002, the Company had current assets of $803,239 as compared to $802,906 at December 31, 2001, total assets of $1,432,102 as compared to $1,803,356 at December 31, 2001, and shareholders' equity of $1,329,279 as compared to $1,537,905 as of December 31, 2001. The decrease in assets was primarily the result of the Company's collection of notes receivable - related party and the repayment of debt. The decrease in shareholders' equity was primarily the result of the Company's loss for the period.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 2002 of $5,160, cash and cash equivalents at March 31, 2002 of $84,094, and cash and cash equivalents of $89,254 at December 31, 2001.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company continues to have no commercial operations. Revenues for the three months ended March
31, 2002, were derived from investment activities.

     The Company's revenues for the three months ended March 31, 2002 were $11,792, as compared to $83,915 for the three month period ended March 31, 2001. The principal reason for decreased revenue was due to decreased gain on marketable securities.

     Costs and expenses for the three months ended March 31, 2002 were $40,055, as compared to $23,447 for the three month period ended March 31, 2002. The increase was principally due to an increase in general and administrative expenses.

     The Company realized a net loss of $28,263 for the three months ended March 31, 2002, as compared to net income of $60,468 for the same period last year. The decrease in net income was primarily due to a decrease in gain on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended March 31, 2002.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                             PART II


Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.

Item 2.   CHANGE IN SECURITIES
          --------------------

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable

Item 5.   OTHER INFORMATION
          -----------------

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a) There are no exhibits required to be filed for the period covered by this Report.

     (b) There were no reports filed on Form 8-K for the period covered by this Report.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RAM VENTURE HOLDINGS CORP.




Date: May 9, 2002           By:___/s/Norman H. Becker_____________
                                Norman H. Becker, President