Form 10-Q
period 2002-06-30
RAM VENTURE HOLDINGS CORP
filed 2002-08-13
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 2002
                                    -------------

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

12,833,500 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT JUNE 30, 2002. OF THAT TOTAL, 12,808,500 SHARES ARE OUTSTANDING. THE COMPANY HAS 25,000 SHARES IN TREASURY.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                 INDEX


          PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001 (Audited).

          Consolidated Statement of Operations - Three months and six months ended June 30, 2002 and 2001 (Unaudited).

          Consolidated Statement of Cash Flows - Six months ended
          June 30, 2002 and 2001 (Unaudited).

          Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

          Item 2.   Change in Securities

          Item 3.   Defaults Upon Senior Securities

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

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS



                   ASSETS
                   ------
                                            June 30,     December 31,
                                             2002            2001
                                          -----------    ------------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $   37,632     $   89,254
  Marketable securities                      680,245        590,390
  Dividends receivable                         1,119          5,240
  Accrued interest receivable                 12,951            -
  Notes receivable - related party               -          112,500
  Other                                        2,104          5,522
                                          ----------     ----------
    TOTAL CURRENT ASSETS                     734,051        802,906

PROPERTY AND EQUIPMENT, net of
  depreciation                                 1,412          1,717

OTHER ASSETS:
  Security deposits                            1,000          1,567
  Accounts receivable - related party         12,500         12,500
  Securities available for sale              321,300        360,000
  Notes receivable - related parties         210,000        624,666
                                          ----------     ----------
TOTAL ASSETS                              $1,280,263     $1,803,356
                                          ==========     ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $    9,941     $   11,150
  Loans payable                                  -          134,664
  Deferred gain                                  -          119,637
                                          ----------     ----------
     TOTAL CURRENT LIABILITIES                 9,941        265,451
                                          ----------     ----------

STOCKHOLDERS' EQUITY
 Common stock $.0001 par value;
   authorized 25,000,000 shares in
   2002 and 2001; 12,833,500 shares
   issued in 2002 and 15,000,000
   shares issued in 2001; 12,808,500
   shares outstanding in 2002 and
   14,975,000 shares outstanding
   in 2001                                     1,283          1,500
 Additional paid-in capital                2,625,079      2,721,891
 Accumulated other comprehensive
   income                                    105,690            -
 Accumulated deficit                      (1,437,752)    (1,161,508)
                                          ----------     ----------
                                           1,294,300      1,561,883

Less treasury stock, 25,000 shares
 in 2002 and 2001 at cost                    (23,978)       (23,978)

  TOTAL STOCKHOLDERS' EQUITY               1,270,322      1,537,905
                                          ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $1,280,263     $1,803,356
                                          ==========     ==========



See accompanying notes to consolidated financial statements.

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                       June 30,
                                                    2002           2001           2002           2001
                                                -----------    -----------    -----------    -----------
REVENUES:
  Dividends and interest                        $    14,178    $    13,767    $    28,503    $    29,712
  Realized and unrealized gain
   (loss) on marketable securities                 (211,443)        20,351       (213,976)        88,321
  Consulting fees income - related party               -           300,000           -           300,000
                                                -----------    -----------    -----------    -----------
                                                   (197,265)       334,118       (185,473)       418,033

COST AND EXPENSES:
  General and administrative                         50,716         36,100         90,771         59,547
                                                -----------    -----------    -----------    -----------

NET INCOME (LOSS)                               $  (247,981)   $   298,018    $  (276,244)   $   358,486
                                                ===========    ===========    ===========    ===========

BASIC AND DILUTED NET INCOME
 (LOSS) PER COMMON SHARE                        $      (.02)   $       .02    $      (.02)    $      .02
                                                ===========    ===========    ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING             12,744,385     15,000,000     13,218,171     15,000,000
                                                ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements

                   RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                  Six Months Ended
                                              June 30,        June 30,
                                               2002            2001
                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $ (276,244)    $  358,486
                                            ----------     ----------
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation                                    343            -
   (Gain) loss on sale of marketable
     securities                                 63,753        (72,866)
   Allowance for market decline
     of securities                             128,684        (15,455)
 Changes in operating assets
  and liabilities:
   (Increase) decrease in dividends
     receivable                                  4,121          3,845
   Increase in accrued interest receivable     (12,951)           -
   Decrease in other assets                      3,985          2,397
   Increase (decrease) in accounts
     payable and accrued expenses               (1,209)           861
   Purchase of marketable securities          (306,795)      (327,329)
   Proceeds from sale of marketable
     securities                                168,855        478,258
                                            ----------     ----------
  Total adjustments                             48,786         69,711
                                            ----------     ----------
  Net cash provided by (used in)
    operating activities                      (227,458)       428,197
                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable - affiliate         -          (63,000)
  Principal collections of notes
    receivable                                 407,529            -
  Investment in unconsolidated
    subsidiary - at cost                           -         (550,000)
                                            ----------     ----------
  Net cash provided by (used in)
    investing activities                       407,529       (613,000)
                                            ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                     283,334            -
  Repayment of borrowing                      (134,664)           -
  Cancellation of common stock                (380,363)           -
                                            ----------     ----------
  Net cash provided by (used in)
    financing activities                      (231,693)           -
                                            ==========     ==========

                   RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                  Six Months Ended
                                              June 30,        June 30,
                                               2002            2001
                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      $  (51,622)    $ (184,803)

CASH AND CASH EQUIVALENTS -
  Beginning of period                           89,254        361,481
                                            ----------     ----------
  End of period                             $   37,632     $  176,678
                                            ==========     ==========












See accompanying notes to consolidated financial statements.

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2002
                               (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

          The accompanying financial statements include accounts of the Company and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -  NOTES RECEIVABLE - RELATED PARTY
          --------------------------------

          In October 2001, the Company loaned Tremor Entertainment, Inc. $250,000 at 12% interest in exchange for 250,000 Warrants to purchase Tremor common stock at $.30 per share. The note was repaid with interest by February 2002. The Company continues to hold 250,000 Warrants.

          In addition, at December 31, 2001, the Company, together

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2002
                               (Unaudited)

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

NOTE 3 -  INVESTMENT IN MARKETABLE SECURITIES - LONG TERM
          -----------------------------------------------

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

     Financial Condition. At June 30, 2002, the Company had current assets of $734,051 as compared to $802,906 at December 31, 2001, total assets of $1,280,263 as compared to $1,803,356 at December 31, 2001, and stockholders' equity of $1,270,322 as compared to $1,537,905 as of December 31, 2001. The decrease in assets was primarily the result of the Company's collection of notes receivable - related parties. The decrease in stockholders' equity was primarily the result of the Company's loss for the period.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the six months ended June 30, 2002 of $51,622, cash and cash equivalents at June 30, 2002 of $37,632, and cash and cash equivalents of $89,254 at December 31, 2001.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company continues to have no commercial operations except for consulting for a related party.
Revenues for the six months ended June 30, 2002, were also derived from investment activities.

     The Company's revenues for the six months ended June 30, 2002 were $(185,473), as compared to $418,033 for the six months ended June 30, 2001. The principal reasons for decreased revenue was a reduction in related party consulting fee income and a decrease in realized and unrealized gain (loss) on marketable securities.

     The Company's revenues for the three months ended June 30, 2002 were $(197,265), as compared to $334,118 for the three months ended June 30, 2001. The principal reason for decreased revenue was a decrease in related party consulting fee income and a decrease in realized and unrealized gain (loss) on marketable securities.

     Costs and expenses for the six months ended June 30, 2002 were $90,771, as compared to $59,547 for the six months ended June 30, 2001. The increase was due to an increase in general and administrative expenses.

     Costs and expenses for the three months ended June 30, 2002 were $50,716, as compared to $36,100 for the three months ended
June 30, 2001. The increase was due to an increase in general and administrative expenses.

     The Company realized a net loss of $276,244 for the six months ended June 30, 2002, as compared to net income of $358,486 for the three months ended June 30, 2001. The decrease in net income was primarily due to a decrease in related party consulting fee income and a decrease in realized and unrealized gain (loss) on marketable securities.

     The Company realized a net loss of $247,981 for the three months ended June 30, 2002, as compared to net income of $298,018 for the three months ended June 30, 2001. The decrease in net income was primarily due to a decrease in related party consulting fee income and a decrease in realized and unrealized gain (loss) on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended June 30, 2002.

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

          Not Applicable


Item 5.   OTHER INFORMATION
          -----------------

          Not Applicable


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)   There are no exhibits filed with this Quarterly
          Report.

          (b) A current report on Form 8-K was filed in this Quarter as follows:


          Form 8-K dated June 12, 2002 reporting changes in the Registrant's certifying accountant was filed on June 19, 2002.

          Form 8-K/A dated June 12, 2002 in response to comments from the SEC on its Form 8-K filed on June 19, 2002 was filed on July 8, 2002.

          Form 8-K/A-2 dated June 12, 2002 in response to additional comments from the SEC on its Form 8-K/A filed on July 8, 2002 was filed on July 22, 2002.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RAM VENTURE HOLDINGS CORP.


Date: August 13, 2002        By: /s/Norman H. Becker
                                -----------------------------------
                                Norman H. Becker, President, Chief
                                Executive Officer and Chief
                                Financial Officer



          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Quarterly Report on Form 10-Q of RAM Venture Holdings Corp. for the quarter June 30, 2002, I, Norman H. Becker, President, Chief Executive Officer and Chief Financial Officer of RAM Venture Holdings Corp., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) such Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of RAM Venture Holdings Corp.

                             RAM VENTURE HOLDINGS CORP.


Date: August 13, 2002        By: /s/Norman H. Becker
                                -----------------------------------
                                Norman H. Becker, President, Chief
                                Executive Officer and Chief
                                Financial Officer