Form 10-Q
period 2002-09-30
RAM VENTURE HOLDINGS CORP
filed 2002-11-14
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q



           [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 30, 2002

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

12,833,500 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT SEPTEMBER 30, 2002. OF THAT TOTAL, 12,808,500 SHARES WERE OUTSTANDING. THE COMPANY HAS 25,000 SHARES IN TREASURY.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                    INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001 (Audited).

          Consolidated Statement of Operations - Three months and nine months ended September 30, 2002 and 2001 (Unaudited).

          Consolidated Statement of Cash Flows - Nine months ended September 30, 2002 and 2001 (Unaudited).

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

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                ------
                                         September 30,   December 31,
                                             2002            2001
                                         -------------   ------------
                                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents               $   36,607     $   89,254
  Marketable securities                      576,421        590,390
  Dividends receivable                         1,588          5,240
  Accrued interest receivable                 12,388            -
  Notes receivable - related party               -          112,500
  Other                                        1,527          5,522
                                           ---------      ---------
    TOTAL CURRENT ASSETS                     628,531        802,906

PROPERTY AND EQUIPMENT, net of
  depreciation                                 1,241          1,717

OTHER ASSETS:
  Security deposits                            1,000          1,567
  Accounts receivable - related party         12,500         12,500
  Securities available for sale              163,800        360,000
  Notes receivable - related parties
    net of $175,000 allowance for 2002        33,000        624,666
                                           ---------      ---------

TOTAL ASSETS                              $  840,072     $1,803,356
                                           =========      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $    4,102     $   11,150
  Loans payable                                  -          134,664
  Deferred gain                                  -          119,637
                                           ---------      ---------
     TOTAL CURRENT LIABILITIES                 4,102        265,451
                                           ---------      ---------

STOCKHOLDERS' EQUITY
 Common stock $.0001 par value; authorized
   25,000,000 shares in 2002 and 2001;
   12,833,500 shares issued in 2002
   and 15,000,000 shares issued in 2001;
   12,808,500 shares outstanding in
   2002 and 14,975,000 shares
   outstanding in 2001                         1,283          1,500
 Additional paid-in capital                2,625,079      2,721,891
 Accumulated other comprehensive (loss)      (51,810)           -
 Accumulated deficit                      (1,714,604)    (1,161,508)
                                           ---------      ---------
                                             859,948      1,561,883

Less treasury stock, 25,000 shares
 in 2002 and 2001 at cost                    (23,978)       (23,978)
                                           ---------      ---------
  TOTAL STOCKHOLDERS' EQUITY                 835,970      1,537,905
                                           ---------      ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $   840,072    $ 1,803,356
                                           =========      =========




See accompanying notes to consolidated financial statements.

                   RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)


                                                    Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                    2002           2001            2002           2001
                                                 --------       --------          ------         ------

REVENUES:
  Dividends and interest                        $    14,563    $    16,918    $    43,066    $    46,630
  Realized and unrealized gain
   (loss) on marketable securities                 (142,289)       100,941       (356,265)       189,262
  Consulting fees income - related party                -              -              -          300,000
                                                 ----------     ----------     ----------     ----------
                                                   (127,726)       117,859       (313,199)       535,892
                                                 ----------     ----------     ----------     ----------
OPERATING EXPENSES:
  General and administrative                         25,912         38,904        116,683         98,451
  Provision for uncollectible amounts               175,000            -          175,000            -
                                                 ----------     ----------     ----------     ----------
     TOTAL OPERATING EXPENSES                       200,912         38,904        291,683         98,451

NET INCOME (LOSS)                               $  (328,638)   $    78,955    $  (604,882)   $   437,441
                                                 ==========     ==========     ==========     ==========
BASIC AND DILUTED NET INCOME
 (LOSS) PER COMMON SHARE                        $      (.03)   $       .01    $      (.05)    $      .03
                                                 ==========     ==========     ==========      =========
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING             12,808,500     15,000,000     13,080,114     15,000,000
                                                 ==========     ==========     ==========     ==========


See accompanying notes to consolidated financial statements

                   RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                      Nine Months Ended
                                                September 30,    September 30,
                                                    2002             2001
                                                -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $ (604,882)     $ 437,441
                                                  ---------       --------

 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation                                         515            -
   Increase in allowance for
    doubtful accounts                               175,000            -
   (Gain) loss on sale of marketable
     securities                                     163,556        (72,866)
   Allowance for market decline
     (appreciation) of securities                   193,034       (115,200)
 Changes in operating assets
  and liabilities:
   (Increase) decrease in dividends
     receivable                                       3,652          3,824
   (Increase) decrease in accrued
     interest receivable                            (12,388)           -
   (Increase) decrease in other assets                4,562         (1,013)
   Increase (decrease) in accounts
     payable and accrued expenses                    (7,048)         6,654
   Purchase of marketable securities               (381,937)      (653,240)
   Proceeds from sale of marketable
     securities                                     235,453        478,258
   Increase in deferred gain - net of
     amortization                                       -          119,637
                                                  ---------       --------

 Total adjustments                                  374,399       (233,946)
                                                  ---------       --------
  Net cash provided by (used in)
    operating activities                           (230,483)       203,495
                                                  ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable - affiliate              -         (318,000)
  Increase in notes receivable - affiliate              -         (416,666)
  Purchase of property and equipment                    -           (2,060)
  Principal collections of notes
    receivable                                      409,529            -
                                                  ---------       --------
  Net cash provided by (used in)
            investing activities                    409,529       (736,726)
                                                  ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                          283,334            -
  Proceeds from borrowings                              -          225,000
  Repayment of borrowing                           (134,664)           -
  Cancellation of common stock                     (380,363)           -
                                                  ---------       --------
  Net cash provided by (used in)
    financing activities                           (231,693)       225,000
                                                  ---------       --------

                   RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                      Nine Months Ended
                                                September 30,    September 30,
                                                    2002             2001
                                                -------------   --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           $  (52,647)    $ (308,231)

CASH AND CASH EQUIVALENTS -
  Beginning of period                                89,254         361,481
                                                  ---------       --------
  End of period                                  $   36,607      $   53,250
                                                  =========       =========



See accompanying notes to consolidated financial statements.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2002
                               (Unaudited)



NOTE 1 -  BASIS OF PRESENTATION
          ---------------------
          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2002
                               (Unaudited)



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




<PAGE                               -9-


                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2002
                               (Unaudited)


NOTE 4 -  POST-BALANCE SHEET EVENT
          ------------------------

          At a Special Meeting of the Board of Directors, the Company was authorized to issue a total of 2,500,000 shares of its previously unissued restricted common stock in exchange for consideration totaling $22,000 to certain officers, directors and related parties.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

     Financial Condition. At September 30, 2002, the Company had current assets of $628,531 as compared to $802,906 at December 31, 2001, total assets of $840,072 as compared to $1,803,356 at December 31, 2001, and shareholders' equity of $835,970 as compared to $1,537,905 as of December 31, 2001. The decrease in assets was primarily the result of the Company's decrease in notes receivable - related party. The decrease in shareholders' equity was primarily the result of the Company's loss for the period.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 2002 of $52,647, cash and cash equivalents at September 30, 2002 of $36,607, and cash and cash equivalents of $89,254 at December 31, 2001.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company continues to have no commercial operations. Revenues for the nine months ended September 30, 2002, were derived from investment activities.

     The Company's revenues for the nine months ended September 30, 2002 were $(313,199), as compared to $535,892 for the nine months ended September 30, 2001. The principal reason for decreased revenue was a reduction in related party consulting fee income and a decrease in realized and unrealized gain (loss) on marketable securities.

     The Company's revenues for the three months ended September 30, 2002 were $(127,726), as compared to $117,859 for the three months ended September 30, 2001. The principal reason for decreased revenue was a decrease in related party consulting fees income and a decrease in realized and unrealized gain (loss) on marketable securities.

     Operating expenses for the nine months ended September 30, 2002 were $291,683, as compared to $98,451 for the nine months ended September 30, 2001. The increase was principally principal due to an increase in general and administrative expenses and a provision for doubtful accounts.

     Operating expenses for the three months ended September 30, 2002 were $200,912, as compared to $38,904 for the three months ended
September 30, 2001. The increase was principally due to an increase in general and administrative expenses and a provision for doubtful accounts.

     The Company realized a net loss of $(604,882) for the nine months ended September 30, 2002, as compared to net income of $437,441 for the six months ended September 30, 2001. The decrease in net income was primarily due to a decrease in related party consulting fees income, a decrease in realized and unrealized gain (loss) on marketable securities and a provision for doubtful accounts.

     The Company realized a net loss of $(328,638) for the three months ended September 30, 2002, as compared to net income of $78,955 for the three months ended September 30, 2001. The decrease in net income was primarily due to a decrease in related party consulting fees income, a decrease in realized and unrealized gain (loss) on marketable securities and a provisions for doubtful accounts.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the nine months ended September 30, 2002.

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

          (b) Current reports on Form 8-K for the period covered by this Report were filed as follows:


          Form 8-K dated June 12, 2002, reporting changes in the Registrant's certifying accountant was filed on June 19, 2002

          Form 8-K/A dated June 12, 2002, in response to comments from the SEC on its Form 8-K filed on June 19, 2002 was filed on July 8, 2002.


          Form 8-K/A2 dated June 12, 2002, in response to additional comments from the SEC on its Form 8-K/A filed on July 8, 2002 was filed on July 22, 2002.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RAM VENTURE HOLDINGS CORP.


Date: November 13, 2002     By:/s/Norman H. Becker
                               -----------------------------------
                               Norman H. Becker, President, Chief
                               Executive Officer and Chief Financial
                               Officer




                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Quarterly Report on Form 10-Q of RAM Venture Holdings Corp. for the quarter September 30, 2002, I, Norman H. Becker, President, Chief Executive Officer and Chief Financial Officer of RAM Venture Holdings Corp., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of RAM Venture Holdings Corp.

                             RAM VENTURE HOLDINGS CORP.


Date: November 13, 2002      By:/s/Norman H. Becker
                               -------------------------------------
                               Norman H. Becker, President, Chief
                               Executive Officer and Chief Financial
                               Officer

                              CERTIFICATIONS
                              --------------

     I, Norman Becker, President, Chief Executive Officer and Chief Financial Officer of RAM Venture Holdings Corp., hereby certify that:

3. I have reviewed this quarterly report on Form 10-QSB of RAM Venture Holdings Corp.;

4. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

5. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

6. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (g) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (h) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (i) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002      /s/Norman H. Becker
                             -------------------------------------
                             Norman H. Becker, President, Chief
                             Executive Officer and Chief Financial
                             Officer