Form 10-K
period 2002-12-31
RAM VENTURE HOLDINGS CORP
filed 2003-03-28
CIK 785562

==========================================================================

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2002

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

    Securities registered pursuant to Section 12(b) of the Act

      None                                             None
---------------------                     -----------------------------
(Title of Each Class)                              (Name of Each
                                          Exchange on which Registered)

    Securities registered pursuant to Section 12(g) of the Act

      None                                             None
---------------------                     -----------------------------
(Title of Each Class)                             (Name of Each
                                          Exchange on which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2003, was approximately $575,000.

15,333,500 shares of Common Stock, $.0001 par value, were issued at March 24, 2003. Of that total, 15,308,500 shares are outstanding. The Company has 25,000 shares in treasury.


==========================================================================

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

PART IV
-------

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


Creative Beauty Supply, Inc.
----------------------------

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

Subsequent Event
----------------

     On January 31, 2003, the Registrant entered into a note payable with Proguard Protection Services, Inc. in the amount of $50,000. Interest is payable quarterly beginning June 30, 2003 and the principal is due January 31, 2005. The note is convertible into 150,000 shares of the common stock of Proguard Protection Services, Inc. at anytime prior to January 31, 2005 at the option of RAM Venture Holdings Corporation only.

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


ITEM 2.  PROPERTIES

     The Company occupies its principal office space on a month-to-month basis at a rental and administrative charge of $2,600 per month ($31,200 per annum), except for one month when $2,000 was paid.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not now a party to any litigation or, to its knowledge, threatened litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2002, through solicitation of proxies or otherwise.

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


                           COMMON STOCK
                           ------------

Period                            Bid Price                Asked Price
                                High       Low           High        Low
                                ----       ---           ----        ---
First Quarter, 2001             $0.27     $0.25          $0.50      $0.40
Second Quarter, 2001            $0.25     $0.20          $0.50      $0.40
Third Quarter, 2001             $0.25     $0.20          $0.45      $0.35
Fourth Quarter, 2001            $0.20     $0.18          $0.30      $0.25

First Quarter, 2002             $0.25     $0.13          $0.28      $0.32
Second Quarter, 2002            $0.20     $0.13          $0.35      $0.30
Third Quarter, 2002             $0.18     $0.12          $0.30      $0.25
Fourth Quarter, 2002            $0.15     $0.10          $0.25      $0.20

January 1, through
  March 17, 2003                $0.15     $0.10          $0.25      $0.20

--------------------------


(b) Holders. As of March 17, 2003, the approximate number of recordholders of Common Stock of the Registrant was 782.

     The Company is unable to determine the actual number of beneficial holders of its Common Stock at March 17, 2003 due to Common Stock held for stockholders "in street name", but estimates the current total to be approximately 1215.

(c) Dividends. The Company has never paid a dividend and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Statement of Operations:
----------------------------------

                           As of       As of        As of        As of         As of
                         12/31/02     12/31/01     12/31/00     12/31/99     12/31/98
                        -----------  -----------  -----------  ----------    ----------
Revenue                 $  (225,283) $   570,263  $   182,280 ($   23,657)   $   37,838
Oper. Exp.              $   332,096  $   138,395  $   128,840  $  333,775    $  253,611
Net Income (Loss)       $  (557,379) $   431,868  $    53,440 ($  357,432)  ($  152,362)
Weighted No. of
shs. outstanding         13,386,076   14,975,000   12,528,895    7,563,050    6,804,336
Net Income (Loss)
per sh. Common
Stk. outstanding        $      (.03) $       .03          -     ($     .05) ($      .02)
(See Note A-Notes
to Fin. Stmts.)


Summary Balance Sheet Information
---------------------------------

                           As of       As of        As of        As of         As of
                         12/31/02     12/31/01     12/31/00     12/31/99      12/31/98
                        -----------  -----------  -----------  ----------    ----------
Total Assets            $  847,387   $1,803,356   $1,133,210   $  666,273   $  945,319
Total Current
 Liabilities            $      -0-   $  265,451   $    3,195   $    1,390   $    2,035
Tot. Current Assets     $  642,318   $  802,906   $  974,109   $  664,602   $  943,446
Stockholders' Equity    $  847,387   $1,537,905   $1,130,015   $  664,883   $  943,284
Cash Dividends          $      -0-   $      -0-   $      -0-   $      -0-   $      -0-



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     (a) Financial Condition. As of December 31, 2002, the Company had current assets of $642,318 compared to $1,162,906 at December 31, 2001, total assets of $847,387 compared to $1,803,356 at December 31, 2001 and shareholders equity of $847,387 as compared to $1,537,905 at December 31, 2001. The decrease in current assets, total assets and shareholders' equity was primarily the result of the operating losses incurred during the year ended December 31, 2002.

     Liquidity. The Company had a net increase in cash and cash equivalents for the year ended December 31, 2002 of $53,189, and cash and cash equivalents at the end of the year of $142,443 as compared to a decrease in cash and cash equivalents of $272,227, and cash and cash equivalents of $89,254 for the year ended December 31, 2001. See Part II, Item 8., Financial Statements and Supplementary Data.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance that it will be able to secure additional credit borrowing, if needed.

     Results of Operations. The Company's revenues for the fiscal period ended December 31, 2002, were derived principally from investment activities.

     The Company's revenues decreased $795,546 to $(225,283) for the fiscal year ended December 31, 2002, as compared to $570,263 for the same period of 2001. The principal reason for decreased revenue was a decrease in the realized and unrealized loss on marketable securities and a decrease in related party consulting fees.

     Operating expenses increased $193,701 to $332,096 as compared to $138,395 for the same period last year, principally due to a provision for doubtful accounts. The Company realized net loss of $(557,379) for the fiscal year ended December 31, 2002, as compared to net income of $431,868 for the same period last year. The decrease in net income was primarily due to an increase in realized and unrealized (loss) on marketable securities and a provision for doubtful accounts.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 2002.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements and supplementary data attached as Exhibit
1.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)  Identification of Directors and Executive Officers
             --------------------------------------------------

     Name                     Age            Offices Held
     ----                     ---            ------------
     Norman H. Becker         65             President/Director

     Frank Bauer              58             Vice President/Director

     Diane Martini            55             Secretary/Treasurer/Director



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


ITEM 11.  EXECUTIVE COMPENSATION

Compensation
------------

     Messrs. Norman H. Becker and Frank Bauer devote approximately 10% of their time, respectively, to the Company's affairs. Ms. Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or presently contemplated and there was no compensation paid to officers during the year ended December 31, 2002.

-----------------------------------------------------------------------------------------------------------
                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------
                             Annual Compensation                Long-Term Compensation
                          --------------------------------- ------------------------------
                                                               Awards         Payouts
                                                            ------------------------------
Name and                                          Other     Restricted             Options/       All
Principal                                         Annual      Stock                LTIP          Other
Position          Year    Salary     Bonus(2)  Compensation   Awards     SARS      Payouts    Compensation
-----------------------------------------------------------------------------------------------------------


Norman H. Becker  2001    $  -0-        --          --      --         --      --         --
President (1)     2002    $  -0-        --          --      --         --      --         --

Frank Bauer       2001    $  -0-        --          --      --         --      --         --
Vice-President    2002    $  -0-        --          --      --         --      --         --
President

Diane Martini     2001    $  -0-        --          --      --         --      --         --
Secretary/        2002    $  -0-        --          --      --         --      --         --
Treasurer

All Executive     2001    $  -0-        --          --      --         --      --         --
Officers & Former 2002    $  -0-        --          --      --         --      --         --
Executive Officers
as a Group (3)
Persons (1)


     (1) Mr. Becker's firm received a total of $24,672 in accounting fees from the Company during 2002.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     (b)  Security of Ownership of Management
          -----------------------------------


                      Name of                    Amount and Nature       Percent
Title of            Beneficial                     of Beneficial           of
 Class                Owner                          Ownership           Class(1)
--------          ---------------                -----------------       --------

Common Stock      Diane Martini (2)                 525,000 Shares          3.4%

Common Stock      Norman H. Becker                  519,399 Shares          3.4%

Common Stock      Frank R. Bauer                    745,421 Shares          4.9%

Common Stock      Creative Beauty Supply, Inc.    2,000,000 Shares         13.8%

Common Stock      Ronald A. Martini (2)             475,000 Shares          3.1%

Common Stock      Corp. Invest. Assoc.(2)         1,865,000 Shares         12.2%

Common Stock      Professional Programmers,
                    Inc.(2)                       2,000,000 Shares         13.1%

Common Stock      All Officers and Directors
                    as a Group
                    (3 persons)                   1,789,820 Shares         11.7%

-----------------------

(1)  Based upon 15,308,500 shares outstanding at March 17, 2003.

(2) While Ronald A. Martini disclaims beneficial ownership of the shares of Common Stock owned by Diane Martini, Corporate Investment Associates and Professional Programmers, Inc., they may be deemed controlled by him. When aggregated, Mr. Martini may be deemed to be in control of 4,765,000 shares of the Company's Common Stock, or 31% of its ownership interest.



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

Certain Business Relationships
------------------------------

     During the year ended December 31, 2002, the Company paid a total of $52,250 to various affiliates of the Company's shareholder, Ronald A. Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to
Consolidated Financial Statements, Note E".

     During the year ended December 31, 2002, the Company paid the accounting firm of its President and director, Norman H. Becker fees of $24,672. In addition, the Company paid the accounting firm of David A. Becker, P.A. accounting fees of $2,150. David Becker is the son of Norman H. Becker.

                                PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

       Financial Statements:
       --------------------

       Report of Independent Certified Public Accountant.

       Consolidated Balance Sheet - December 31, 2002 and December
       31, 2001.

       Consolidated Statement of Operations - Three Years Ended
       December 31, 2002.

       Consolidated Statement of Shareholders' Equity - Three Years Ended December 31, 2002.

       Consolidated Statement of Cash Flows - Three Years Ended
       December 31, 2002.

       Notes to Consolidated Financial Statements.

  2.   Schedules:
       ---------

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

            Statement Re:  Computation of per share income (loss):

            See Note "A"., Notes to Consolidated Financial Statements and Statement of Operations Three Years Ended December 31, 2002.

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

            Subsidiaries of the Registrant:

            Corrections Services International, Inc.

            Published report regarding matters submitted to vote of Security Holders:

            Not applicable.

            Consents of experts and counsel:

            Not applicable.

            Power of Attorney:

            Not applicable.

            Additional Exhibits:

                There were no current reports on Form 8-K filed by the Registrant during the fourth quarter of 2002.

                On January 30, 2002, the Registrant filed a Current Report on Form 8-K dated January 30, 2002, reporting that the Registrant had entered into an agreement for an exchange of common stock with Creative Beauty Supply, Inc.


ITEM 14. CONTROL AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.
          ------------------------------------------------

     Within the 90 days prior to the date of this report, RAM Venture Holdings Corp.. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Secretary/Treasury, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Secretary/Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

     (b)  Changes in Internal Controls
          ----------------------------

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RAM VENTURE HOLDINGS CORP.


March 26, 2003                    By:   /s/Norman H. Becker
                                     -------------------------------
                                     Norman H. Becker, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Capacity            Date
---------                     --------            ----


/s/Norman Becker              President           March 26, 2003
-------------------------     and Director
Norman Becker


/s/Frank Bauer                Vice President      March 26, 2003
-------------------------     and Director
Frank Bauer


/s/Diane Martini              Secretary/Treasurer March 26, 2003
-------------------------     and Director
Diane Martini

           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Annual Report on Form 10-K of RAM Venture Holdings Corp. for the period ended December 31, 2002, Norman
H. Becker, President and Principal Financial Officer of RAM Venture Holdings Corp., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

     1. Such Annual Report on Form 10-K for the period ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Annual Report on Form 10-K for the period ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of RAM Venture holdings Corp.

                                   RAM VENTURE HOLDINGS CORP.


Dated: March 26, 2003              By:  /s/Norman H. Becker
                                      -------------------------------
                                      Norman H. Becker, President
                                      and Principal Financial Officer

                            CERTIFICATIONS
                            --------------

     I, Norman H. Becker, President and Principal Financial Officer of RAM Venture Holdings Corp., hereby certify that:

1.   I have reviewed this Annual Report on Form 10-K of RAM Venture
     Holdings Corp.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 26, 2003              By:    /s/Norman H. Becker
                                      --------------------------------
                                      Norman H. Becker, President and
                                      Principal Financial Officer

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002

                             CONTENTS
                             --------

                                                                       PAGE
                                                                       ----

INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . .         1

CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . .         2

CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . .         3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY. . . . . . . . .         4

CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . .       5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . .       7 - 16

                    GRASSANO ACCOUNTING P.A.
      Certified Public Accountants & Business Consultants
              900 North Federal Highway, Suite 160
                 Boca Raton, Florida 33432-2754




Board of Directors
Ram Venture Holdings Corp.
 and Subsidiary
Fort Lauderdale, Florida



                   INDEPENDENT AUDITORS'REPORT

We have audited the accompanying consolidated balance sheets of Ram Venture Holdings Corp. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ram Venture Holdings Corp. and Subsidiary as of December 31, 2002 and 2001, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ Grassano Accounting, P.A.


Boca Raton, Florida
March 3, 2003

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2002 AND 2001

                                ASSETS
                                ------
                                                     2002           2001
                                                   ---------     ----------
                                                                 (Restated)
CURRENT ASSETS:
    Cash and cash equivalents                      $  142,443     $   89,254
    Marketable securities                             494,476        950,390
    Dividends receivable                                1,358          5,240
    Accrued interest receivable, net of
  $8,393 allowance in 2002                              3,040           -
    Notes receivable - related parties                   -           112,500
    Other                                               1,001          5,522
                                                   ----------     ----------
              TOTAL CURRENT ASSETS                    642,318      1,162,906

PROPERTY AND EQUIPMENT - net of accumulated
 depreciation of $14,421 in 2002 and $55,189
  in 2001                                               1,069          1,717

OTHER ASSETS:
  Security deposits                                     1,000          1,567
  Accounts receivable - related party                  12,500         12,500
  Securities available for sale                       157,500           -
  Notes receivable - related parties, net
    of $175,000 allowance in 2002                      33,000        624,666
                                                   ----------     ----------
                                                   $  847,387     $1,803,356
                                                   ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $    -         $   11,150
  Loans payable                                         -            134,664
  Deferred gain                                         -            119,637
                                                   ----------     ----------
       TOTAL CURRENT LIABILITIES                        -            265,451
                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
Common stock $.0001 par value;
  25,000,000 shares authorized in 2002 and
  2001; 15,333,500 shares issued in 2002 and
  15,000,000 shares issued in 2001;
  15,308,500 shares outstanding in 2002 and
  14,975,000 shares outstanding in 2001                 1,533          1,500
Additional paid in capital                          2,646,829      2,721,891
Accumulated deficit                                (1,718,887)    (1,161,508)
Accumulated other comprehensive income (loss)         (58,110)          -
                                                   ----------     ----------
                                                      871,365      1,561,883

Less treasury stock, 25,000 shares at cost            (23,978)       (23,978)
                                                   ----------     ----------

  TOTAL STOCKHOLDERS' EQUITY                          847,387      1,537,905
                                                   ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  847,387     $1,803,356
                                                   ==========     ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RAM VENTURE HOLDINGS CORP. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 2002


                                       2002          2001           2000
                                   -----------    -----------    -----------
REVENUES:
Dividends and interest             $    52,188    $    66,089    $    75,629
Realized and unrealized gain
 (loss) on marketable securities      (277,471)       204,174        106,651
Consulting fees - related party            -          300,000            -
                                   -----------    -----------    -----------
                                      (225,283)       570,263        182,280
                                   -----------    -----------    -----------

OPERATING EXPENSES:
General and administrative             148,185        134,799        128,840
Interest                                   518          3,596            -
Provision for doubtful accounts        183,393            -              -
                                   -----------    -----------    -----------
                                       332,096        138,395        128,840
                                   -----------    -----------    -----------
NET INCOME (LOSS)                  $  (557,379)   $   431,868    $    53,440
                                   ===========    ===========    ===========


BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 13,386,076     14,975,000     12,528,895
                                   ===========    ===========    ===========


BASIC AND DILUTED NET INCOME
 (LOSS) PER COMMON SHARE           $      (.04)   $       .03    $       .00
                                   ===========    ===========    ===========
















The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2002

                                      Common Stock                                     Accumulated
                                    $.0001 Par Value       Additional                  Other
                                Auth. 25,000,000 Shares      Paid-In     Accumulated   Comprehensive  Treasury
                                Shares          Amount       Capital      (Deficit)    (Loss)         Stock          Total
                               ---------        -------    -----------   -----------   -------------  ----------  ----------

Balance - December 31, 1999    6,276,900        $   759    $ 2,900,667   $(1,646,816)  $     -        $ (589,727) $  664,883

Sale of 1,309,925 shares
 from treasury                 1,309,925            -         (589,727)         -            -           589,727        -
Sale of 7,413,167 new
 shares                        7,413,167            741        410,951          -            -              -        411,692
Adjustment for fractional
 shares                                8            -             -             -            -              -           -
Net income for the period            -              -             -           53,440         -              -         53,440

Balance - December 31, 2000   15,000,000          1,500      2,721,891    (1,593,376)        -              -      1,130,015

Reclassification of
 investment security to
 treasury shares                 (25,000)           -             -             -            -           (23,978)    (23,978)
Net income for the period            -              -             -          431,868         -              -        431,868

Balance - December 31, 2001   14,975,000          1,500      2,721,891    (1,161,508)        -           (23,978)  1,537,905

Exchange of 2,000,000 shares   2,000,000            200        199,800          -            -              -        200,000
Cancellation of 5,000,000
 shares                       (5,000,000)          (500)      (296,529)         -            -              -       (297,029)
Issuance of 833,500 shares       833,500             83            (83)         -            -              -           -
Sale of 2,500,000 new shares   2,500,000            250         21,750          -            -              -         22,000
Unrealized loss on available
 for sale securities                 -              -             -             -          (58,110)         -        (58,110)
Net loss for the period              -              -             -         (557,379)        -              -       (557,379)

Balance - December 31, 2002   15,308,500        $ 1,533    $ 2,646,829   $(1,718,887)   $  (58,110)    $ (23,978) $  847,387


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                      RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2002


                                          2002         2001        2000
                                       ----------   ---------    ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)                     $ (557,379)  $ 431,868    $  53,440
                                       ----------   ---------    ---------
  Adjustments to reconcile
    net income (loss) to net cash
    provided by (used in)
    operating activities:
  Depreciation                                648         343          -
  Provision for uncollectible accounts    183,393         -            -
  (Gain) loss on sale of marketable
    securities                            158,604     (57,936)      21,105
  Unrealized (gain) loss on
    marketable securities                 118,867    (145,042)    (127,756)
Change in operating assets
  and liabilities:
  (Increase) decrease in dividends
    receivable                              3,882       4,583       (1,348)
  Increase in accrued interest
    receivable                            (11,433)        -            -
  Decrease in other assets                  4,521         -            -
  (Increase) decrease in security
    deposits                                  567        (529)      (1,800)
  (Decrease) increase in accounts
    payable and accrued expenses          (11,150)     12,073        1,805
  Increase in deferred gain net
    of amortization                           -       119,637          -
  Purchase of marketable securities      (194,563)   (691,220)    (110,041)
  Proceeds from sale of
    marketable securities                 372,996     523,222      142,325
                                       ----------   ---------    ---------
Total adjustments                         626,332    (234,869)     (75,710)
                                       ----------   ---------    ---------

Net cash provided by (used in)
  operating activities                     68,953     196,999      (22,270)
                                       ----------   ---------    ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Principal collection of
  notes receivable - related parties      112,500     147,500          -
Advances on notes
  receivable - related parties                -      (323,000)     (18,500)
Purchase of securities available
  for sale                                (15,600)        -            -
Purchase of property and equipment            -        (2,060)         -
Increase in notes receivable
  - affiliate                                 -      (416,666)         -
                                       ----------   ---------    ---------
Net cash provided by (used in)
  investing activities                     96,900    (594,226)     (18,500)
                                       ----------   ---------    ---------

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE YEARS ENDED DECEMBER 31, 2002

                                (Continued)



                                          2002         2001        2000
                                       ----------   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                   22,000         -        380,192
Proceeds from borrowings                      -       225,000          -
Repayment of borrowings                  (134,664)   (100,000)         -
                                       ----------   ---------    ---------

Net cash provided by (used in)
  financing activities                   (112,664)    125,000      380,192
                                       ----------   ---------    ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                53,189    (272,227)     339,422

CASH AND CASH EQUIVALENTS -
  Beginning of year                        89,254     361,481       22,059
                                       ----------   ---------    ---------
  End of year                          $  142,443   $  89,254    $ 361,481
                                       ==========   =========    =========

SUPPLEMENTAL DISCLOSURE:
  Interest expense paid                $      518   $   3,596    $     -
                                       ==========   =========    =========



SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

As of December 31, 2001, the Company, together with KM Financial, Inc., had a note receivable of $500,000 from Tremor Entertainment, Inc. This note was collateralized by 5,000,000 shares of the Company's common
stock.  The Company's share of the note was $416,666.   The note was in
default and the Company took possession of the collateral, cancelled the 5,000,000 shares and issued 833,500 shares of its common stock to KM Financial, Inc. on April 17, 2002, in settlement of the Company's obligation to KM Financial, Inc. in the amount of $83,334.

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

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Capitalization - RAM Venture Holdings Corp. (the
    -------------------------------
    "Company") was incorporated under the laws of the State of Florida on September 14, 1984. The Company's articles of incorporation originally provided for the issuance of 100 shares of common stock, with a par value of $5 per share. On November 13, 1985, the authorized number of shares was increased to 10,000,000 shares, with a par value of $.0001 per share. In that connection, the 100 shares of common stock outstanding prior to that date were exchanged for 2,115,000 shares.

    General - On August 31, 1998, the Company sold its interest in its
    -------
    electronic monitoring business and is presently seeking merger opportunities.

    Principles of Consolidation - The consolidated financial statements
    ---------------------------
    include the accounts of the Company, and its wholly-owned subsidiary, Corrections Systems International, Inc. All significant intercompany accounts and transactions have been eliminated.

    Cash and Cash Equivalents - For purposes of the balance sheet and
    -------------------------
    statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Marketable Securities - The Company's marketable securities consists
    ---------------------
    of trading securities which are carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in market price are reflected in the statement of operations.

    Property and Equipment - Property and equipment are recorded at
    ----------------------
    cost. Depreciation is computed using the straight-line method three-to-five year estimated useful lives of the assets.

    Estimates - The preparation of financial statements in conformity
    ---------
    with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Income Taxes - The Company accounts for income taxes under the
    ------------
    Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Earnings (Loss) per Share - The Company presents "basic" earnings
    -------------------------
    (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings
    (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is the same as the basic earnings (loss) per share.

    Recent Accounting Pronouncements - In June 2001, the Financial
    --------------------------------
    Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also established specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at lease annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows. In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal
    of Long-Lived Assets." SFAS No. 144 replaced SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB)
    Opinion No. 30, "Reporting Results of Operations   Reporting the
    Effects of Disposal of A segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001


NOTE B - PROPERTY AND EQUIPMENT

   Property and equipment consists of the following as of December 31:


                                           2001          2002
                                         --------      --------

         Office furniture and equipment  $ 56,906      $ 15,490

         Less accumulated depreciation
           and amortization                55,189        14,421
                                         --------      --------
                                         $  1,717      $  1,069
                                         ========      ========


NOTE C - NOTES RECEIVABLE - RELATED PARTIES

          Notes receivable related parties consists of the following as of December 31:


                                            2001         2002
                                          --------     --------
     10% Unsecured Note.  Due on
     ------------------
     demand from a company related
     by common officers and
     shareholders                         $ 20,000     $ 20,000

     10% Unsecured Note.  Due on
     ------------------
     demand from the company who
     acquired the home monitoring
     business of the Company.  The
     companies are also affiliated
     by common officers and
     shareholders                           45,000       45,000

     5% Unsecured Note.  Due on demand
     -----------------
     from the company that acquired
     the home monitoring business of
     the Company.  The companies are
     also affiliated by common officers
     and shareholders                       61,500       66,500

     8% Notes Receivable.  Due from
     -------------------
     officers and directors, secured by
     900,000 shares of the Company's
     common stock                           16,500       13,000

     8% Unsecured Note Receivable.  Due
     ----------------------------
     from a former officer and director
     of the Company                         50,000       50,000


              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001


NOTE C - NOTE RECEIVABLE - RELATED PARTIES (Cont'd)


                                            2001         2002
                                          --------     --------

     12%$ Unsecured Note.  Due from
     -------------------
     an affiliated company.  This
     note was paid in full during
     February 2002                         112,500          -

     Secured Obligation.  This
     ------------------
     obligation is due from an
     affiliated company.  The
     obligation is collateralized
     by 4,166,500 shares of the
     Company's common stock.  The
     debtor defaulted and accordingly
     the Company informed the debtor
     and the pledgor that the Company
     is taking title to the pledged
     securities.                           416,666          -

     Other -                                15,000       13,500
                                          --------     --------
                                           737,166      208,000

          Less allowance for
          doubtful accounts                    -        175,000
                                          --------     --------
                                          $737,166     $ 33,000
                                          ========     ========


     Interest earned on notes amounted to $20,225 in 2001 and $9,233 in 2002.


NOTE D - MARKETABLE SECURITIES

     Marketable securities consists of the following as of December 31:


                                            2001         2002
                                         ----------   ----------

     Cost of trading securities          $1,141,193   $  805,633

     Less allowance for decline in
      market value                         (190,803)    (311,157)
                                         ----------   ----------
     Marketable securities               $  950,390   $  494,476
                                         ==========   ==========

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001


NOTE D - MARKETABLE SECURITIES (Continued)

          Securities available for sale consists of the following as of December 31:


                                            2001         2002
                                         ----------   ----------

     Cost of 630,000 shares of
      Creative Beauty Supply, Inc.       $      -     $  215,610

     Less allowance for decline in
      market value                              -        (58,110)
                                         ----------   ----------
     Securities available for sale       $      -     $  157,500
                                         ==========   ==========


     The unrealized gain (loss) on securities amounted to $127,756 for 2000, $145,042 for 2001, and $118,867 for 2002.

NOTE E - COMMON STOCK TRANSACTIONS

     As of December 31, 2001, the Company, together with KM Financial, Inc., had a note receivable of $500,000 from Tremor Entertainment, Inc. This note was collateralized by 5,000,000 shares of the Company's common stock. The Company's share of the note was
     $416,666.   The note was in default and the Company took possession
     of the collateral, cancelled the 5,000,000 shares and issued 833,500 shares of its common stock to KM Financial, Inc. on April 17, 2002, in settlement of the Company's obligation to KM Financial, Inc. in the amount of $83,334.

     On January 30, 2002, following completion of the exchange of stock discussions, the Company and Creative Beauty Supply, Inc. entered into an agreement for an exchange of stock pursuant to which the Company acquired 500,000 shares of the authorized but previously unissued common stock of Creative Beauty Supply, Inc. in exchange for issuance and conveyance of 2,000,000 shares of the Company's authorized but previously unissued common stock.

     On November 4, 2002, the Company sold 2,500,000 shares of common stock to certain officers, directors, and related parties for $22,000.

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001


NOTE F - COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," at the beginning of 1998. The adoption had no impact on net income or total stockholders' equity. Comprehensive income consists of net income and other comprehensive income.

     In January 2002, the Company acquired 630,000 shares of Beauty Supply, Inc. (See Note E). These stocks represent available for sale securities according to SFAS No. 115. The following is the comprehensive income for the years ended December 31:

                                            2001          2002
                                         ----------    ----------
     Accumulated other comprehensive
      income (loss), beginning of year   $      -      $     -

     Unrealized gain (loss) on
      available for sale securities             -         (58,110)
                                         ----------    ----------

     Accumulated other comprehensive
      income (loss), end of year         $      -      $  (58,110)
                                         ==========    ==========

     Basic and diluted comprehensive
      income (loss) per common share     $      -      $     (.01)
                                         ==========    ==========


NOTE G - INCOME TAXES

     Components of deferred tax benefits are as follows as of December
     31:


     Current Tax Asset
     -----------------
                                            2001          2002
                                         ----------    ----------
     Allowance for market decline
     of equity securities                $   75,367    $  145,860

     Net operating loss carry
      forward                               317,436       426,300
                                         ----------    ----------

     Total Current Tax Benefit              392,803       572,160

     Valuation Allowance                   (392,803)     (572,160)
                                         ----------    ----------

     Net Deferred Tax Assets             $     -       $     -
                                         ==========    ==========

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001


NOTE G - INCOME TAXES (Continued)

     At December 31, 2002, management is unable to predict profitable operations for the Company in the future. Accordingly, a 100% valuation allowance has been provided.

     At December 31, 2002, the Company had available net operating loss carryforwards, for tax reporting purposes, of approximately
     $1,079,000 expiring through 2017.

NOTE H - RELATED PARTY TRANSACTIONS

     Professional and Consulting Fees - the Company paid officers,
     --------------------------------
     directors, stockholders and affiliates professional and consulting fees amounting to $43,669 in 2000, $40,848 in 2001 and $27,270 in
     2002.

     Office Expense - Office expenses were paid to stockholders and/or
     --------------
     entities affiliated through common officers, directors and shareholders amounting to $10,200 in 2000, $10,200 in 2001, and $9,600 in 2002.

     Accounting Fees - Accounting fees paid to a CPA firm owned by the
     ---------------
     Company's President amounted to $17,296 in 2000, $23,235 in 2001, and $24,672 in 2002.

     Rent Expense - Rentals paid to entities having officers, directors
     ------------
     and shareholders in common with the Company amounted to $21,000 in 2000, $21,000 in 2001 and $21,000 in 2002.

NOTE I - CONCENTRATIONS OF CREDIT RISK

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

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

     Cash and Cash Equivalent - The carrying amount approximates fair value due to the liquidity of these financial instruments.

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2002 AND 2001



NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Investments - The fair value of investments are based upon quoted
     -----------
     market prices for those investments.

NOTE K - RESTATEMENT OF ASSETS AT DECEMBER 31, 2001

     On the originally filed balance sheet at December 31, 2001, the 360,000 shares of common stock of Tremor Entertainment, Inc. ("Tremor") valued at $360,000 was classified as a long term investment. During the year ended December 31, 2002, 343,000 shares of Tremor were sold. Consequently, the $360,000 long-term investment in marketable securities has been reclassified to marketable securities at December 31, 2001. This reclassification increased the 2001 marketable securities from $590,390 to $950,390 and increased the total current assets from $802,906 to $1,162,906.

NOTE L - FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

                                Quarter         Quarter        Quarter          Quarter
                                 Ended           Ended          Ended            Ended
                                March 31,       June 30,     September 30,    December 31,
                                  2002            2002           2002             2002
                               ----------     -----------    -------------    ------------
Revenues:
  Dividends & interest         $   14,325     $    14,178    $    14,563      $    9,122
  Realized and unrealized
   gain (loss) on
   marketable securities           (2,533)       (211,443)      (142,289)         78,794
                               ----------     -----------    -----------      ----------
                                   11,792        (197,265)      (127,726)         87,916
                               ----------     -----------    -----------      ----------

Operating Expenses:
  General and administrative       39,549          50,716         25,912          32,008
  Interest                            506            -              -                 12
  Provision for doubtful
    accounts                         -               -           175,000           8,393
                               ----------     -----------    -----------      ----------
                                   40,055          50,716        200,912          40,413
                               ----------     -----------    -----------      ----------

Net Income (Loss)              $  (28,263)    $  (247,981)   $  (328,638)     $   47,503
                               ==========     ===========    ===========      ==========

Basic and diluted net income
  (loss) per common share      $      -0-     $      (.02)   $      (.03)     $     -0-
                               ==========     ===========    ===========      ==========


                                Quarter         Quarter        Quarter          Quarter
                                 Ended           Ended          Ended            Ended
                                March 31,       June 30,     September 30,    December 31,
                                  2001            2001           2001             2001
                               ----------     -----------    -------------    ------------

Revenues:
  Dividends & interest         $   15,945     $    13,767    $    16,918      $   19,459
  Realized and unrealized
   gain (loss) on
   marketable securities           67,970          20,351        100,941          14,912
  Consulting fees
    - related party                  -            300,000           -               -
                               ----------     -----------    -----------      ----------
                                   83,915         334,118        117,859          34,371
                               ----------     -----------    -----------      ----------

Operating Expenses:
  General and administrative       23,447          36,100         38,904          36,348
  Interest                           -               -              -              3,596
                               ----------     -----------    -----------      ----------
                                   23,447          36,100         38,904          39,944
                               ----------     -----------    -----------      ----------

Net Income (Loss)              $   60,468     $   298,018    $    78,955      $   (5,573)
                               ==========     ===========    ===========      ==========

Basic and diluted net income
  (loss) per common share      $      .00     $       .02    $       .01      $     (.00)
                               ==========     ===========    ===========      ==========



NOTE M - SUBSEQUENT EVENT

     On January 31, 2003, the Company lent $50,000 to a corporation whose president is the Company's Vice President. The loan is evidenced by an unsecured promissory note with interest, payable quarterly at a rate of eight percent (8%) per annum and due on January 31, 2005. The note is convertible into 150,000 shares of the corporation's common stock anytime prior to January 31, 2005 at the option of the Company.