Form 10-Q
period 2003-03-31
RAM VENTURE HOLDINGS CORP
filed 2003-05-13
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 2003

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

15,333,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT MARCH 31, 2003. OF THAT TOTAL, 15,308,900 SHARES ARE OUTSTANDING. THE COMPANY HAS 25,000 SHARES IN TREASURY.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                 INDEX


          PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002 (Audited).

          Consolidated Statement of Operations - Three months ended March 31, 2003 and 2002 (Unaudited).

          Consolidated Statement of Cash Flows - Three months ended March 31, 2003 and 2002 (Unaudited).

          Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

          Item 2.   Changes in Securities

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

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                ------
                                           March 31,     December 31,
                                             2003            2002
                                          (Unaudited)
                                          ----------     ------------
CURRENT ASSETS:
  Cash and cash equivalents               $   47,443     $  142,443
  Marketable securities                      530,991        494,476
  Dividends receivable                         4,187          1,358
  Accrued interest receivable, net of
    $8,393 allowance in 2003 and 2002          4,800          3,040
  Other                                          475          1,001
                                          ----------     ----------
    TOTAL CURRENT ASSETS                     587,896        642,318

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $14,653
  in 2003 and $14,421 in 2002                  2,037          1,069

OTHER ASSETS:
  Security deposits                            1,000          1,000
  Accounts receivable - related party         12,500         12,500
  Securities available for sale              138,600        157,500
  Notes receivable - related party, net
   of $175,000 allowance in 2003 and 2002     83,000         33,000
                                          ----------     ----------
TOTAL ASSETS                              $  825,033     $  847,387
                                          ==========     ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:

     TOTAL CURRENT LIABILITIES            $      -       $      -
                                          ----------     ----------
STOCKHOLDERS' EQUITY
 Common stock $.0001 par value;
   25,000,000 shares authorized in
   2003 and 2002; 15,333,500 shares
   Issued in 2003 and 2002
   and 15,308,500 shares outstanding
   in 2003 and 2002                            1,533          1,533
 Additional paid-in capital                2,646,829      2,646,829
 Accumulated deficit                      (1,722,341)    (1,718,887)
 Accumulated other comprehensive
  income (loss)                              (77,010)       (58,110)
                                          ----------     ----------
                                             849,011        871,365

Less treasury stock, 25,000 shares
 at cost                                     (23,978)       (23,978)
                                          ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $  825,033     $  847,387
                                          ==========     ==========




See accompanying notes to consolidated financial statements.

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                        March 31,
                                                    2003          2002
                                                -----------   -----------
                                                (Unaudited)   (Unaudited)
REVENUES:
 Dividends and interest                         $    14,345   $    14,325
 Realized and unrealized gain
  (loss) on marketable securities                     7,225        (2,533)
                                                -----------   -----------
                                                     21,570         11,792

OPERATING EXPENSES:
 General and administrative                          25,024        40,055
                                                -----------   -----------

NET INCOME (LOSS)                               $    (3,454)  $   (28,263)
                                                ===========   ===========

BASIC AND DILUTED NET INCOME
  (LOSS) PER COMMON SHARE                       $      (.00)  $      (.00)
                                                ===========   ===========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING            15,308,500    13,663,889
                                                ===========   ===========


















See accompanying notes to consolidated financial statements

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended
                                             March 31,     March 31,
                                               2003          2002
                                            -----------   -----------
                                            (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $   (3,454)    $  (28,263)
                                            ----------     ----------
 Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
   Depreciation                                    232            172
   (Gain) loss on sale of marketable
     securities                                  8,467         43,356
   Reclassification of note receivable             -            1,500
   Allowance for market decline
     of securities                             (15,692)       (40,823)
 Changes in operating assets
  and liabilities:
   (Increase) decrease in dividends
     receivable                                 (2,829)           593
   Increase in accrued interest receivable      (1,760)        (5,682)
   Decrease in other assets                        526          3,661
   Increase in accounts payable
     and accrued expenses                          -            8,339
   Purchase of marketable securities           (30,765)      (258,830)
   Proceeds from sale of marketable
     securities                                  1,475         97,099
                                            ----------    -----------
  Total adjustments                            (40,346)      (150,615)
                                            ----------    -----------

  Net cash provided by (used in)
    operating activities                       (43,800)      (178,878)
                                            ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable - affiliate     (50,000)        (5,618)
  Principal collections of notes
    receivable - affiliate                         -          114,000
  Purchase of equipment                         (1,200)           -
                                            ----------    -----------
  Net cash provided by (used in)
    investing activities                       (51,200)       108,382
                                            ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                         -          200,000
  Repayment of borrowing                           -         (134,664)
                                            ----------    -----------
  Net cash provided by (used in)
    financing activities                           -           65,336
                                            ----------    -----------

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended
                                             March 31,     March 31,
                                               2003          2002
                                            -----------   -----------
                                            (Unaudited)   (Unaudited)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      $ (95,000)    $   (5,160)

CASH AND CASH EQUIVALENTS -
  Beginning of period                          142,443         89,254
                                            ----------    -----------
  End of period                             $   47,443    $    84,094
                                            ==========    ===========




















See accompanying notes to consolidated financial statements.

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2003
                              (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 2 -  NOTES RECEIVABLE - RELATED PARTY
          --------------------------------

          On January 31, 2003, the Registrant entered into a note payable with Proguard Protection Services, Inc. in the amount of $50,000 Interest is payable quarterly beginning June 30, 2003 and the principal due January 31, 2005. The note is convertible into 150,000 shares of common stock of Proguard

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2003
                              (Unaudited)


          Protection Services, Inc. at any time prior to January 31, 2005 at the option of RAM Venture Holdings Corporation only. The principal stockholder of Proguard Protection Services, Inc. is a vice president of the Company.

NOTE 3 -  SECURITIES AVAILABLE FOR SALE
          -----------------------------

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

     Financial Condition. At March 31, 2003, the Company had current assets of $587,896 as compared to $642,318 at December 31, 2002, total assets of $825,033 as compared to $847,387 at December 31, 2002, and stockholders' equity of $825,033 as compared to $847,387 as of December 31, 2002. The decrease in assets was primarily the result of the decrease in the fair market value of securities available for sale. The decrease in stockholders' equity was primarily the result of the decrease in the fair market value of securities available for sale.

     Liquidity. The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 2003 of $95,000, cash and cash equivalents at March 31, 2003 of $47,443, and cash and cash equivalents of $142,443 at December 31, 2002.

     The Company continues to have no fixed executory obligations.

     Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

     Results of Operations. The Company continues to have no commercial operations. Revenues for the three months ended March 31, 2003, were derived from investment activities.

     The Company's revenues for the three months ended March 31, 2003 were $21,570, as compared to $11,792 for the three month period ended March 31, 2002. The principal reason for the increase revenue was an increase in the realized and unrealized gain (loss) on marketable securities.

     Operating expenses for the three months ended March 31, 2003 were $25,024, as compared to $40,055 for the three month period ended March 31, 2002. The decrease was principally due to a decrease in general and administrative expenses.

     The Company realized a net loss of $(3,454) for the three months ended March 31, 2003, as compared to a net loss of $(28,263) for the three month period ended March 31, 2002. The decrease in net loss was primarily due the increase in realized and unrealized gain (loss) on marketable securities.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended March 31, 2003.

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

                                   RAM VENTURE HOLDINGS CORP.


Date: May 12, 2003                 By: /s/Norman H. Becker
                                      ------------------------------
                                      Norman H. Becker, President



          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Quarterly Report on Form 10-Q of RAM Venture Holdings Corp. for the quarter March 31, 2003, I, Norman
H. Becker, President, Chief Executive Officer and Chief Financial Officer of RAM Venture Holdings Corp., hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of RAM Venture Holdings Corp.

                                  RAM VENTURE HOLDINGS CORP.


Date: May 12, 2003                By: /s/Norman H. Becker
                                     -------------------------------
                                     Norman H. Becker, President,
                                     Chief Executive Officer and
                                     Chief Financial Officer