Form 10-Q
period 2003-09-30
RAM VENTURE HOLDINGS CORP
filed 2003-11-13
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q

       [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2003

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

15,333,900 SHARES OF COMMON STOCK, OF $.0001 PAR VALUE WERE ISSUED AT NOVEMBER 10, 2003. OF THAT TOTAL, 15,308,900 SHARES ARE OUTSTANDING. THE COMPANY HAS 25,000 SHARES IN TREASURY.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                   INDEX
                                   -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2003
          (Unaudited) and December 31, 2002 (Audited).

          Consolidated Statements of Operations - Three and nine months ended September 30, 2003 and 2002 (Unaudited).

          Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002 (Unaudited).

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




                                     -3-
<PAGE




               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                ------

                                         September 30,   December 31,
                                             2003            2002
                                         -------------   ------------
                                          (Unaudited)     (Audited)

CURRENT ASSETS:
  Cash and cash equivalents               $   29,261     $  142,443
  Marketable securities                      503,386        494,476
  Dividends receivable                           -            1,358
  Accrued interest receivable, net of
    $8,393 allowance in 2003 and 2002          6,036          3,040
  Other                                          -            1,001
                                          ----------     ----------
    TOTAL CURRENT ASSETS                     538,683        642,318

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $15,223
  in 2003 and $14,421 in 2002                  3,407          1,069

OTHER ASSETS:
  Security deposits                            1,000          1,000
  Accounts receivable - related party         12,500         12,500
  Securities available for sale               44,100        157,500
  Notes receivable - related party, net
   of $175,000 allowance in 2003 and 2002     83,000         33,000
                                          ----------     ----------

TOTAL ASSETS                              $  682,690     $  847,387
                                          ==========     ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Accounts payable                        $    2,975            -
                                          ----------     ----------
     TOTAL CURRENT LIABILITIES                 2,975            -
                                          ----------     ----------

STOCKHOLDERS' EQUITY
 Common stock $.0001 par value;
   25,000,000 shares authorized in
   2003 and 2002; 15,333,500 shares
   Issued in 2003 and 2002
   and 15,308,500 shares outstanding
   in 2003 and 2002                            1,533          1,533
 Additional paid-in capital                2,646,829      2,646,829
 Accumulated deficit                      (1,773,159)    (1,718,887)
 Accumulated other comprehensive
  income (loss)                             (171,510)       (58,110)
                                          ----------     ----------
                                             703,693        871,365
Less treasury stock, 25,000 shares
 at cost                                     (23,978)       (23,978)
                                          ----------     ----------

     TOTAL STOCKHOLDERS' EQUITY              679,715        847,387
                                          ----------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $  682,690     $  847,387
                                          ==========     ==========


See accompanying notes to consolidated financial statements.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                 September 30,
                                                     2003           2002           2003           2002
                                                   --------       --------       --------       --------

REVENUES:
  Dividends and interest                        $    10,601    $    14,563    $    34,641    $    43,066
  Realized and unrealized gain
   (loss) on marketable securities                  (50,999)      (142,289)         5,232       (356,265)
                                                 ----------     ----------     ----------     ----------
                                                    (40,398)      (127,726)        39,873       (313,199)
                                                 ----------     ----------     ----------     ----------
COST AND EXPENSES:
  General and administrative                         28,866         25,912         94,145        116,683
  Provision for uncollectible amounts                   -          175,000            -          175,000
                                                 ----------     ----------     ----------     ----------
                                                     28,866        200,912         94,145        291,683
                                                 ----------     ----------     ----------     ----------

NET INCOME (LOSS)                               $   (69,264)   $  (328,638)   $   (54,272)   $  (604,882)
                                                 ==========     ==========     ==========     ==========

BASIC AND DILUTED NET INCOME
 (LOSS) PER COMMON SHARE                        $       .00    $      (.03)   $       .00    $      (.05)
                                                 ==========     ==========     ==========     ==========

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING             15,308,500     12,808,500     15,308,500     13,080,114
                                                 ==========     ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Nine Months Ended
                                            September 30,  September 30,
                                                2003           2002
                                            -------------  -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $ (54,272)     $ (604,882)
                                              --------       ---------
 Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
   Depreciation                                    812             515
   Increase in allowance for
     doubtful accounts                             -           175,000
   (Gain) loss on sale of marketable
     securities                                 45,828         163,556
   Allowance for market decline
     (appreciation) of securities              (51,059)        193,034
 Changes in operating assets
  and liabilities:
   (Increase) decrease in dividends
     receivable                                  1,358           3,652
   (Increase) decrease in accrued
     interest receivable                        (2,996)        (12,388)
   (Increase) decrease in other assets           1,001           4,562
   Increase (decrease) in accounts
     payable and accrued expenses                2,975          (7,048)
   Purchase of marketable securities          (174,540)       (381,937)
   Proceeds from sale of marketable
     securities                                170,861         235,453
                                              --------       ---------

  Total adjustments                             (5,760)        374,399
                                              --------       ---------

  Net cash provided by (used in)
    operating activities                       (60,032)       (230,483)
                                              --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable - affiliate     (50,000)            -
  Purchase of property and equipment            (3,150)            -
  Principal collections of notes
    receivable - affiliate                         -           409,529
                                              --------       ---------

  Net cash provided by (used in)
    investing activities                       (53,150)        409,529
                                              --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                         -           283,334
  Repayment of borrowing                           -          (134,664)
  Cancellation of common stock                     -          (380,363)
                                              --------       ---------

  Net cash provided by (used in)
    financing activities                           -          (231,693)

                                              --------       ---------


                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Nine Months Ended
                                            September 30,   September 30,
                                                2003            2002
                                            -------------   ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       $(113,182)     $  (52,647)

CASH AND CASH EQUIVALENTS -
  Beginning of period                          142,443          89,254
                                              --------       ---------
  End of period                              $  29,261      $   36,607
                                              ========       =========



See accompanying notes to consolidated financial statements.

                   RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)





NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 2 - NOTES RECEIVABLE - RELATED PARTY
         --------------------------------

         On January 31, 2003, the Registrant entered into a note with Proguard Protection Services, Inc. in the amount of $50,000 Interest is payable quarterly beginning September 30, 2003 and the principal due January 31, 2005. The note is convertible into 150,000 shares of common stock of Proguard Protection Services, Inc. at any time prior to January 31, 2005 at the option of RAM Venture Holdings Corporation only.

                   RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)





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

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

    The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

    Financial Condition. At September 30, 2003, the Company had current assets of $538,683 as compared to $642,318 at December 31, 2002, total assets of $682,690 as compared to $847,387 at December 31, 2002, and stockholders' equity of $679,715 as compared to $847,387 as of December 31, 2002. The decrease in assets was primarily the result of the decrease in the fair market value of securities available for sale and cash. The decrease in stockholders' equity was primarily the result of the decrease in the fair market value of securities available for sale and the realized losses on sale of securities.

    Liquidity. The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 2003 of $(113,182), cash and cash equivalents at September 30, 2003 of $29,261, and cash and cash equivalents of $142,443 at December 31, 2002.

    The Company continues to have no fixed executory obligations.

    Capital Resources. The Company has no present material commitments for additional capital expenditures. The Company has no outstanding credit lines or loan commitments in place and has no immediate need for additional financial credit.

    Results of Operations. The Company continues to have no commercial operations. Revenues for the nine months ended September 30, 2003, were derived from investment activities.

    The Company's revenues for the nine months ended September 30, 2003 were $39,873, as compared to $(313,199) for the nine month period ended September 30, 2002. The principal reason for the increased revenue was an increase in the realized and unrealized gain (loss) on marketable securities.

    The Company's revenues for the three months ended September 30, 2003 were $(40,398), as compared to $(127,726) for the three months ended September 30, 2002. The principal reason for the increased revenue was an increase in realized and unrealized gain (loss) on marketable securities.

    Costs and expenses for the nine months ended September 30, 2003 were $94,145, as compared to $291,683 for the nine month period ended September 30, 2002. The decrease was principally due to a decrease in general and administrative expenses and a provision for doubtful accounts.

    Costs and expenses for the three months ended September 30, 2003 were

$28,866, as compared to $200,912 for the three month period ended September 30, 2002. The decrease was principally due to a decrease in general and administrative expenses and a provision for doubtful accounts.

    The Company realized net loss of $(54,272) for the nine months ended September 30, 2003, as compared to a net loss of $(604,882) for the nine months ended September 30, 2002. The decrease in net loss was primarily due to an increase in realized and unrealized gain (loss) on marketable securities and a decrease in a provision for doubtful accounts.

    The Company realized net loss of $(69,264) for the three months ended September 30, 2003, as compared to a net loss of $(328,638) for the three months ended September 30, 2002. The decrease in net loss was primarily due to an increase in realized and unrealized gain (loss) on marketable securities and a decrease in a provision for doubtful accounts.

    The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three or nine months ended September 30, 2003.

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

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not Applicable

Item 5.   OTHER INFORMATION
          -----------------

          Earlier this year, the Registrant loaned $50,000 to an affiliate, Proguard Protection Services, Inc. ("PPS"). PPS is a closely-held company with principal offices and operations in Colorado and is controlled by the Registrant's Vice- President, Mr. Frank Bauer. The note evidencing the loan matures on January 31, 2005 and is convertible at any time by the Registrant into 150,000 shares of PPS Common Stock. The loan obligation is current at August 10, 2003.

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

                                      RAM VENTURE HOLDINGS CORP.


Date: November 12, 2003               By:__/s/Norman H. Becker_________
                                          Norman H. Becker, President