Form 10-K
period 2003-12-31
RAM VENTURE HOLDINGS CORP
filed 2004-04-13
CIK 785562

===========================================================================

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2003
                                     -----------------

                            33-02035-A
                    ------------------------
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

           YES  [X]                                   NO  [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 2, 2004, was approximately $2,294,625.

15,000,000 shares of Common Stock, $.0001 par value, were issued at April
2, 2004.

===========================================================================

                     RAM VENTURE HOLDINGS CORP.

                        TABLE OF CONTENTS

                                                                 Page
PART I
------

Item 1.    Business                                                3

Item 2.    Properties                                              6

Item 3.    Legal Proceedings                                       6

Item 4.    Submission of Matters to a Vote of Security Holders     6


PART II
-------

Item 5.    Market for Company's Common Equity And Related
             Stockholder Matters                                   7

Item 6.    Selected Financial Data                                 8

Item 7.    Management's Discussion and Analysis or Plan of
             Operations                                            8

Item 8.    Financial Statements and Supplementary Data             9

Item 9.    Change in and Disagreements with Accountants on
             Accounting and Financial Disclosure                   9

Item 9(a)  Controls and Procedures                                 9


PART III
--------

Item 10.   Directors, Executive Officers, Promoters  an
             Control Persons; Compliance with Section 16(a)
             of the Exchange Act                                   10

Item 11.   Executive Compensation                                  10

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                        11

Item 13.   Certain Relationships and Related Transactions          12

Item 14.    Principal Accountant Fees and Services                 12


PART IV
-------

Item 15.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                   13

SIGNATURES                                                         16

                              PART I
                              ------

ITEM 1.  BUSINESS

Background
----------

     RAM Venture Holdings Corp. f/k/a Corrections Services, Inc. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program to relieve the need for incarceration in a jail or similar facility. The Company was commercially active in that area until mid-1998. On August 31, 1998, the Company sold its electronic monitoring business and has had no commercial operations since then.

Reverse Merger Acquisition; Major, Material Changes
---------------------------------------------------

     Early in March, 2004, the Company entered into discussions and negotiations with American Apparel and Accessories, Inc., a privately-held Arkansas corporation (hereinafter referred to as "A3") with a view toward the Company's acquisition of all of the capital stock of A3 in a transaction in which the Company would be the surviving entity with its name subsequently changed to American Apparel and Accessories, Inc. and its management and Board of Directors replaced by the management and Board of Directors of A3. On March 31, 2004, the Company entered into a definitive agreement and plan of reorganization with A3 pursuant to which the Company is currently proceeding with the reverse merger and undertaking the following consequent and related activities:

     a. Effective April 16, 2004, all of the Company's Common Stock shall be reverse-split, one-for-ten. That is to say, ten pre-split shares of the Company's Common Stock will be converted to one post-split share of the Company's Common Stock.

     b. Upon completion of the reverse merger transaction, the Company's name will be changed to American Apparel and Accessories, Inc. and its management and Board of Directors will resign in sequence and be replaced by the management and Board of Directors of A3, the acquired privately-held corporation.

     c. Upon closing of the reverse merger transaction, American Apparel and Accessories, Inc., the Arkansas corporation, will terminate, all of its capital stock will be canceled and its assets and liabilities will become the assets and liabilities of the Registrant, the surviving, merged corporation.

     d. In exchange for the acquisition of A3, the Company will issue an aggregate of 23,500,000 shares of its post-reverse split, restricted Common Stock and Stock Purchase Options to the A3 shareholders in replacement of their canceled A3 Common Stock and unexercised A3 Common Stock Purchase Options.

     e. With complete issuance of all of the reverse merger stock including stock underlying the Stock Purchase Options, all of the persons acquiring the newly issued Common Stock of the Registrant in the reverse merger transaction will own 94% of the Company. With 1,500,000 post-split shares continuing to be held by the Company's pre-merger shareholders, together they will hold 6% of the issued and outstanding ownership interest in the surviving entity.

     f. In addition to the A3 capital stock acquisition, the Company will receive cash in the amount of $250,000 paid by A3 as a material aspect of the consideration for the reverse merger transaction.

     g. Coincident with undertaking and completing the reverse merger transaction, the Company will transfer and convey virtually all of its assets, net of expenses of the reverse merger transaction, and all of its liabilities to its wholly-owned subsidiary, Corrections Systems International, Inc., a privately-held Florida corporation. All of the shares of Corrections Systems International, Inc. now owned by the Company will be distributed to the pre-merger shareholders of the Company on a share-for-share basis as a dividend by the Company. That is, for each pre-merger share of the Company's Common Stock held, the shareholder will receive a share of Corrections Systems International, Inc.'s Common Stock which, upon distribution of all of the capital stock of that corporation, will be a stand-alone, privately-held Florida corporation owned by all of the Company's pre-merger stockholders in proportion with their pre-merger ownership interest in the Company.

     h. In addition, as a material aspect of the reverse merger transaction, A3 will acquire Common Stock Purchase Options to purchase up to 200,000 shares of the Company's post-split Common Stock from the Company's control shareholders, Ronald
          A. Martini and Professional Programmers, Inc. The Common Stock Purchase Options are exercisable by A3 during the same two year period during which the surviving entity may not reverse-split its Common Stock and carry an exercise price of $1.50 per post-reverse split share.

     The Company anticipates that the reverse merger transaction with A3 will be completed on or about April 21, 2004 barring any unforeseen, possibly insurmountable obstacles. In any event, however, the Company has determined to proceed with and complete the one-for-ten reverse split of its Common Stock whether or not the reverse merger acquisition of A3 is completed.

     Coincident with the transfer of assets and liabilities from the Company to Corrections Systems International, Inc. as set out above, the Company's present officers and directors, Messrs. Norman H. Becker and Frank Bauer and Ms. Diane Martini will be the interim management and Board of Directors of Corrections Systems International, Inc. and will continue incumbent in those positions until an annual meeting of the new stockholders of Corrections Systems International, Inc. can be organized, scheduled and held.

     Upon completion of the Company's reverse merger acquisition of American Apparel and Accessories, Inc. a Current Report on Form 8-K will be filed and audited financials of the merged corporations and pro-forma financials will be subsequently filed by the Registrant as the surviving corporation.

     As a material aspect of the definitive reverse merger agreement, the Company may not further reverse-split its Common Stock for a two year period expiring on April 1, 2006. In addition, any subsequent offering of the Company's authorized but previously unissued capital stock must be offered upon the same terms and conditions to all of the pre-merger shareholders of the Company.

     The Registrant is optimistic that the reverse merger acquisition of American Apparel and Accessories, Inc. by the Company at this time, following its many previous efforts to complete an acquisition or merger for the benefit of shareholders which did not come to fruition, will be beneficial. American Apparel and Accessories, Inc. was formed in 1999 and is engaged by and through prior acquisitions in the outdoor activities industry with proprietary camouflage patterns for which the Company's subsidiary, Natural Gear, holds copyrights on several unique, open-faced patterns which the Company is informed are radically different from the dominant patterns in the camouflage marketplace. A3, by and through Natural Gear, holds U.S. Copyright No. RN VAU 199 985 which protects the proprietary patterns. Natural Gear's presence in the marketplace is currently the number three pattern and is experiencing upward momentum. A3's primary business has been the design and sales of goods with its Natural Gear camouflage patterns. It markets its goods through industry shooting shows and various forms of media, the most effective of which is the Company's ESPN2's Wildlife Quest, a hunting show, the rights to which were acquired by A3 in 2003. A3 furnishes the show's host and guests with Natural Gear products and occupies the opening and closing advertising spots in the program. While sale of its branded camouflage goods was the Company's means of establishing its presence in the marketplace, A3 anticipates that its business model will eventually cause most of its revenues in the camouflage area to be derived from licensees who will compensate Natural Gear with license fees for the right to use the Company's camouflage pattern on their products. To date, A3 has more than 100 such licenses with well known suppliers with wide distribution markets.

     A3 plans further acquisition of outdoor life entities as its means of growth in the outdoors industry and anticipates that completion of its reverse merger acquisition by the Registrant will enhance and accelerate those plans.


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

     On March 19, 2004, Creative Beauty Supply, Inc. completed a reverse merger with Global Digital Solutions, inc. in which Creative Beauty Supply is the surviving, publicly-held corporation whose name was changed in the transaction to Global Digital solutions, Inc. The Registrant continues to own 560,000 shares of the surviving corporation's Common Stock, or approximately two (2%) percent of its total ownership interest following completion of the reverse merger.

Employees
---------

     Mr. Norman H. Becker and Mr. Frank R. Bauer, are officers of the Company each of whom currently devotes approximately ten (10%) percent of their time to its activities. Ms. Diane Martini, an officer of the Company, currently devotes approximately eighty (80%) percent of her time to its activities. The Company has no other full-time employees See Part III., Item 10, Directors and Executive Officers of the Registrant. Upon completion of the committed reverse merger acquisition of American Apparel and Accessories, Inc., the Company's Officers and Directors will resign their positions in preference to American Apparel and Accessories, Inc.'s officers and directors.


ITEM 2.  PROPERTIES

     The Company occupies its principal office space on a month-to-month basis at a rental and administrative charge of $2,600 per month ($31,200 per annum), except for two months of 2003 when an additional $1,600 was paid in the aggregate and one month of 2003 when none was paid.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not now a party to any litigation or, to its knowledge, threatened litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2003, through solicitation of proxies or otherwise.

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

                           COMMON STOCK

Period                           Bid Price          Asked Price
------                           ---------          -----------
                              High       Low      High        Low
                              ----       ---      ----        ---
First Quarter, 2002           $0.27     $0.25     $0.50      $0.40
Second Quarter, 2002          $0.25     $0.18     $0.45      $0.35
Third Quarter, 2002           $0.20     $0.15     $0.40      $0.30
Fourth Quarter, 2002          $0.20     $0.15     $0.40      $0.30

First Quarter, 2003           $0.20     $0.15     $0.30      $0.27
Second Quarter, 2003          $0.18     $0.15     $0.35      $0.30
Third Quarter, 2003           $0.20     $0.15     $0.35      $0.27
Fourth Quarter, 2003          $0.25     $0.20     $0.35      $0.30

January 1, through
 March 17, 2004               $0.50    $0.20     $0.35      $0.25

---------------------------


(b) Holders. As of March 17, 2004, the approximate number of recordholders of Common Stock of the Registrant was 826.

     The Company is unable to determine the actual number of beneficial holders of its Common Stock at March 17, 2004 due to Common Stock held for stockholders "in street name", but estimates the current total to be approximately 980.

(c) Dividends. The Company has never paid a dividend and does not now anticipate paying cash dividends in the foreseeable future. See Item 7.(a) Financial Condition.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Statement of Operations:
-----------------------------------

                           As of        As of        As of         As of         As of
                         12/31/03     12/31/02     12/31/01      12/31/00      12/31/99
                        -----------  -----------  -----------  -----------   -----------
Revenue                 $   111,489  $  (225,283) $   570,263  $   182,280   ($   23,657)
Oper. Exp.              $   122,130  $   332,096  $   138,395  $   128,840    $  333,775
Net Income (Loss)       $   (10,641) $  (557,379) $   431,868  $    53,440   ($  357,432)
Weighted No. of
shs. outstanding         15,308,500   13,386,076   14,975,000   12,528,895     7,563,050
Net Income (Loss)
per sh. Common
Stk. outstanding        $      (.00) $      (.04) $       .03          -     ($      .05)
(See Note A-Notes
to Fin. Stmts.)

Summary Balance Sheet Information:
----------------------------------
                           As of       As of        As of        As of         As of
                         12/31/03     12/31/02     12/31/01     12/31/00       12/31/99
                        -----------  -----------  -----------  -----------   -----------
Total Assets            $  900,395   $  847,387   $1,803,356   $1,133,210    $  666,273
Total Current
 Liabilities            $    2,525   $      -0-   $  265,451   $    3,195    $    1,390
Tot. Current Assets     $  640,124   $  642,318   $  802,906   $  974,109    $  664,602
Stockholders' Equity    $  897,870   $  847,387   $1,537,905   $1,130,015    $  664,883
Cash Dividends          $      -0-   $      -0-   $      -0-   $      -0-   $      -0-



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     (a)  Financial Condition.  As of December 31, 2003, the Company had
          -------------------
current assets of $640,124 compared to $642,318 at December 31, 2002, total assets of $900,395 compared to $847,387 at December 31, 2002 and shareholders equity of $897,870 as compared to $847,387 at December 31, 2002. The increase in total assets and shareholders' equity was primarily the result of the increase in fair market value of marketable securities at December 31, 2003.

     Liquidity.  The Company had a net decrease in cash and cash equivalents
     ---------
for the year ended December 31, 2003 of $(99,277), and cash and cash equivalents at the end of the year of $43,166 as compared to an increase in cash and cash equivalents of $53,189, and cash and cash equivalents of $142,443 for the year ended December 31, 2002. See Part II, Item 8., Financial Statements and Supplementary Data.

     The Company continues to have no fixed executory obligations.

     Capital Resources.  The Company has no present material commitments for
     -----------------
additional capital expenditures. The Company has no outstanding credit lines or commitments in place and no immediate need for additional financial credit. There can be no assurance that it will be able to secure additional credit borrowing, if needed.

     Results of Operations.  The Company's revenues for the fiscal period
     ---------------------
ended December 31, 2003, were derived principally from investment activities.

     The Company's revenues increased $336,772 to $111,489 for the fiscal year ended December 31, 2003, as compared to $(225,283) for the same period of 2002. The principal reason for the increase in revenues was an increase in the realized and unrealized gain on marketable securities.

     Operating expenses decreased $209,966 to $122,130 as compared to $332,096 for the same period last year, principally due to a reduction in the provision for doubtful accounts. The Company realized a net loss of $(10,641) for the fiscal year ended December 31, 2003, as compared to a net loss of $(557,379) for the same period last year. The decrease in net loss was primarily due to an increase in realized and unrealized gain on marketable securities and a reduction in the provision for doubtful accounts.

     The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the year ended December 31, 2003.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements and supplementary data attached as Exhibit 1.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a) The Registrant's former Certifying Accountant, Spicer Jeffries LLP in the city of Greenwood Village, Colorado notified the Registrant that it must cease its services to the Registrant since it was no longer able to provide the services that the Company requires as a result of loss of their professional liability insurance coverage and their inability to obtain replacement coverage for public reporting companies work.

     Work performed by Spicer Jeffries LLP for the Registrant resulted in reviews of Quarterly Reports on Form 10-Q for the interim period from the year ended December 31, 2002 to the date of its withdrawal from the engagement on or about March 22, 2004, which reviews involved unqualified favorable conclusions which were not modified as to uncertainty, audit scope or accounting principles.

     Further, in connection with the reviews performed by Spicer Jeffries LLP for the Registrant, there were no disagreements with the Registrant on any matter of accounting principles or practices, financial statement disclosure, or review scope or procedure. The Registrant has provided its resigning auditor, Spicer Jeffries LLP with a true copy of the text of this Form 8-K,
Item 4 as filed.

     The Registrant has engaged Sherb & Co. LLP with offices at 2700 N. Military Trail, in the city of Boca Raton, Florida as its successor, independent, certified principal accountants for completion of the necessary audit services in connection with this Annual Report on Form 10-K and as its current Certifying Accountant for the year ended December 31, 2003. The Registrant has authorized both the former accountant and its previous former accountant to respond fully to the inquiries of its successor accountant, Sherb & Co. LLP without limitation of any sort concerning any matter.

     There were no disagreements between Sherb & Co., LLP and the Registrant on any matter of accounting principles, practices, financial statement disclosure or audits scope or procedure.

ITEM 9(a)    CONTROL AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures
          ------------------------------------------------

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


Code of Ethics
--------------

The Company has adopted a code of Ethics for Principal Executive Officer and Senior Financial Officers applicable to its chief executive officer, principal financial officer and any other persons performing similar functions on its behalf. The Company's Code of Ethics is attached to this Annual Report as Exhibit 14.1.

                               PART III
                               --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)  Identification of Directors and Executive Officers

     Name                     Age            Offices Held
     ----                     ---            ------------

     Norman H. Becker         66             President/Director

     Frank Bauer              59             Vice President/Director

     Diane Martini            56             Secretary/Treasurer/Director

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


ITEM 11.  EXECUTIVE COMPENSATION

Compensation
------------

     Messrs. Norman H. Becker and Frank Bauer devote approximately 10% of their time, respectively, to the Company's affairs. Ms. Diane Martini currently devotes approximately 80% of her time to the Company's affairs. There are no employment agreements in effect or presently contemplated and there was no compensation paid to officers during the year ended December 31, 2003.

                       SUMMARY COMPENSATION TABLE
                          Annual Compensation          Long-Term Compensation
                          -------------------          ----------------------
                                                   Awards                 Payouts
                                                -----------------------------------------
Name and                                           Other       Restricted        Options/      All
Principal                                          Annual        Stock           LTIP         Other
Position            Year    Salary   Bonus(2)   Compensation    Awards     SARS  Payouts   Compensation
---------           ----    ------   --------   ------------   ----------  ----  --------  ------------

Norman H. Becker    2002    $  -0-     --           --            --        --      --         --
 President (1)      2003    $  -0-     --           --            --        --      --         --

Frank Bauer         2002    $  -0-     --           --            --        --      --         --
 Vice-President     2003    $  -0-     --           --            --        --      --         --
 President

Diane Martini       2002    $  -0-     --           --            --        --      --         --
 Secretary/         2003    $  -0-     --           --            --        --      --         --
 Treasurer

All Executive       2002    $  -0-     --           --            --        --      --         --
Officers & Former   2003    $  -0-     --           --            --        --      --         --
Executive Officers
as a Group (3)
Persons (1)


(1) Mr. Becker's firm received a total of $12,750 in accounting fees from the Company during 2003.

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

Common Stock   Professional Programmers, Inc.   2,000,000 Shares      13.1%

Common Stock   All Officers and
               Directors as a Group
               (3 persons)                      1,789,820 Shares      11.7%

---------------------

(1)  Based upon 15,308,500 shares outstanding at March 14, 2004.

(2) While Ronald A. Martini disclaims beneficial ownership of the shares of Common Stock owned by Diane Martini and Corporate Investment Associates, they may be deemed controlled by him. When aggregated, Mr. Martini may be deemed to be in control of 2,765,000 shares of the Company's Common Stock, or approximately 18% of its ownership interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships
------------------------------

     During the year ended December 31, 2003, the Company paid a total of $42,000 to various affiliates of the Company's shareholder, Ronald A. Martini, in the nature of consulting fees, rentals and office and administrative services. See "Financial Statements - Notes to Consolidated Financial Statements, Note E".

     During the year ended December 31, 2003, the Company paid the accounting firm of its President and director, Norman H. Becker fees of $12,750. In addition, the Company paid the accounting firm of David A. Becker, P.A. accounting fees of $6,650. David Becker is the son of Norman H. Becker.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During 2003 and 2002, the Company incurred the following fees for professional services rendered by the principal accountant:

                                            2003           2002
                                          -------        -------
     Fees for audit services              $ 7,495        $ 8,310
     Fees for audit - related services       -              -
     Tax fees                                -              -
     All other fees                          -              -

     The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                               PART IV
                               -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

     Financial Statements:

        Independent Auditor's Reports

        Consolidated Balance Sheets - December 31, 2003 and December 31, 2002

        Consolidated Statements of Operations - Three Years Ended December
          31, 2003.

        Consolidated Statements of Shareholders' Equity - Three Years Ended
          December 31, 2003.

        Consolidated Statements of Cash Flows - Three Years Ended December
          31, 2003.

        Notes to Consolidated Financial Statements.

   2.   Schedules:

        All other financial statements not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

        Exhibits:

        (3)       Articles of Incorporation and By-Laws:

                  Articles of Incorporation and By-Laws incorporated by reference to the filing of the original registration statement on Form S-18.

                  Instruments defining the rights of security holders, including indentures:

                  Not applicable.

                  Voting Trust Agreement:

                  Not applicable.

        (10)      Material Contracts:

         10.1 Agreement and Plan of Reorganization by and between RAM Venture Holdings, Inc. and American Apparel and
                  Accessories, Inc. dated March 31, 2004. *

                  Statement Re:  Computation of per share income (loss):

                  See Note "A"., Notes to Consolidated Financial Statements and Statement of Operations Three Years Ended December 31, 2003.

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

                  Subsidiaries of the Registrant:

                  Corrections Services International, Inc.

                  Published report regarding matters submitted to vote of Security Holders:

                  Not applicable.

                  Consents of experts and counsel:

                  Not applicable.

                  Power of Attorney:

                  Not applicable.

                  Additional Exhibits:

                  There were no current reports on Form 8-K filed by the Registrant during the fourth quarter of 2003.
        (14)

        14.1 Code of Ethics for Principal Executive Officer and Senior Financial Officers


        (31)

        31.1      Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended

        (32)

        32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAM VENTURE HOLDINGS CORP.


April 12, 2004                        By:   /s/Norman H. Becker
                                         ------------------------------------
                                         Norman H. Becker, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                     Capacity               Date
---------                     --------               ----

/s/Norman Becker              President              April 12, 2004
-----------------------       and Director
Norman Becker



/s/Frank Bauer                Vice President         April 12, 2004
-----------------------       and Director
Frank Bauer



/s/Diane Martini              Secretary/Treasurer    April 12, 2004
-----------------------       and Director
Diane Martini


               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                   CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003

                               CONTENTS

                                                                     PAGE

INDEPENDENT AUDITORS' REPORTS. . . . . . . . . . . . . . . . . . . F-1 - F-2

CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . .    F-3

CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . .    F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY. . . . . . . . . .    F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . F-6 - F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . F-8 - F-15

Board of Directors
Ram Venture Holdings Corp.
 and Subsidiary
Fort Lauderdale, Florida

                   INDEPENDENT AUDITORS'REPORT

We have audited the accompanying consolidated balance sheets of Ram Venture Holdings Corp. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ram Venture Holdings Corp. and Subsidiary as of December 31, 2003, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ Sherb & Co., LLP
                                  Certified Public Accountants



March 25, 2004

                     GRASSANO ACCOUNTING P.A.
    Certified Public Accountants & Business Consultants
               900 North Federal Highway, Suite 160
                  Boca Raton, Florida 33432-2754




Board of Directors
Ram Venture Holdings Corp.
 and Subsidiary
Fort Lauderdale, Florida

                   INDEPENDENT AUDITORS'REPORT

We have audited the accompanying consolidated balance sheets of Ram Venture Holdings Corp. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ram Venture Holdings Corp. and Subsidiary as of December 31, 2002, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

                              /s/ Grassano Accounting, P.A.


Boca Raton, Florida
March 3, 2003

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2003 AND 2002


                                  ASSETS
                                  ------
                                                      2003          2002
                                                   ---------     ----------
CURRENT ASSETS:
    Cash and cash equivalents                      $  43,166     $  142,443
    Marketable securities                            585,939        494,476
    Dividends receivable                               4,653          1,358
    Accrued interest receivable, net of
     $8,393 allowance in 2003 and 2002                 6,366          3,040
    Other                                               -             1,001
                                                   ---------     ----------
              TOTAL CURRENT ASSETS                   640,124        642,318

PROPERTY AND EQUIPMENT - net of accumulated
 depreciation of $15,534 in 2003 and
 $14,421 in 2002                                       3,106          1,069

OTHER ASSETS:
  Security deposits                                    1,000          1,000
  Accounts receivable - related party                 12,500         12,500
  Securities available for sale                      160,665        157,500
  Notes receivable - related parties, net
    of $168,500 in 2003 and $175,000
    allowance in 2002                                 83,000         33,000
                                                   ---------     ----------
                                                   $ 900,395     $  847,387
                                                   =========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $   2,525     $     -
                                                   ---------     ----------
       TOTAL CURRENT LIABILITIES                       2,525           -
                                                   ---------     ----------

STOCKHOLDERS' EQUITY:
Common stock $.0001 par value;
  25,000,000 shares authorized in 2003 and
  2002; 15,333,500 shares issued in 2003 and
  2002; 15,308,500 shares outstanding in
  2003 and 2002                                        1,533          1,533
Additional paid in capital                         2,646,829      2,646,829
Accumulated deficit                               (1,729,528)    (1,718,887)
Accumulated other comprehensive income (loss)          3,014        (58,110)
                                                   ---------     ----------
                                                     921,848        871,365

Less treasury stock, 25,000 shares at cost           (23,978)       (23,978)
                                                   ---------     ----------

  TOTAL STOCKHOLDERS' EQUITY                         897,870        847,387
                                                   ---------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 900,395     $  847,387
                                                   =========     ==========



The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RAM VENTURE HOLDINGS CORP. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 2003



                                      2003           2002           2001
                                   -----------    -----------    -----------
REVENUES:
Dividends and interest             $    50,963    $    52,188    $    66,089
Realized and unrealized gain
 (loss) on marketable securities        54,001       (277,471)       204,174
Consulting fees - related party            -              -          300,000
Other income                             6,525            -              -
                                   -----------    -----------    -----------
                                       111,489       (225,283)       570,263
                                   -----------    -----------    -----------

OPERATING EXPENSES:
General and administrative             122,078        148,185        134,799
Interest                                    52            518          3,596
Provision for doubtful accounts            -          183,393            -
                                   -----------    -----------    -----------
                                       122,130        332,096        138,395
                                   -----------    -----------    -----------

NET INCOME (LOSS)                  $   (10,641)   $  (557,379)   $   431,868
                                   ===========    ===========    ===========

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 15,308,500     13,386,076     14,975,000
                                   ===========    ===========    ===========


BASIC AND DILUTED NET INCOME
 (LOSS) PER COMMON SHARE           $      (.00)   $      (.04)   $       .03
                                   ===========    ===========    ===========

















The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE YEARS ENDED DECEMBER 31, 2003

                                   Common Stock
                                 $.0001 Par Value                                      Accumulated
                                    Authorized           Additional                       Other
                                 25,000,000 Shares        Paid-In       Accumulated    Comprehensive   Treasury
                                  Shares     Amount       Capital        (Deficit)        (Loss)         Stock        Total
                               ----------   -------      -----------    -----------    -------------  -----------  ----------

Balance - December 31, 2000    15,000,000   $ 1,500      $ 2,721,891    $(1,593,376)   $      -       $      -     $1,130,015

Reclassification of
 investment security to
 treasury shares                  (25,000)      -                -              -             -           (23,978)    (23,978)
Net income for the period             -         -                -          431,868           -              -        431,868
                               ----------   -------      -----------    -----------    ------------   -----------  ----------

Balance - December 31, 2001    14,975,000     1,500        2,721,891     (1,161,508)          -           (23,978)  1,537,905

Exchange of 2,000,000 shares    2,000,000       200          199,800            -             -              -        200,000
Cancellation of 5,000,000
 shares                        (5,000,000)     (500)        (296,529)           -             -              -       (297,029)
Issuance of 833,500 shares        833,500        83              (83)           -             -              -           -
Sale of 2,500,000 new shares    2,500,000       250           21,750            -             -              -         22,000
Unrealized loss on available
 for sale securities                  -         -                -              -           (58,110)         -        (58,110)
Net loss for the period               -         -                -         (557,379)          -              -       (557,379)
                               ----------   -------      -----------    -----------    ------------   -----------  ----------

Balance - December 31, 2002    15,308,500     1,533        2,646,829     (1,718,887)        (58,110)      (23,978)    847,387

Unrealized gain on available
 for sale securities                  -         -                -              -            61,124          -         61,124

Net (loss) for the period             -         -                -          (10,641)          -              -        (10,641)
                               ----------   -------      -----------    -----------    ------------   -----------  ----------

Balance - December 31, 2003    15,308,500   $ 1,533      $ 2,646,829    $(1,729,528)   $      3,014   $   (23,978) $  897,870
                               ==========   =======      ===========    ===========    ============   ===========  ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE YEARS ENDED DECEMBER 31, 2003

<CAPITION>
                                          2003         2002         2001
                                       ----------   ----------    ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)                     $  (10,641)  $ (557,379)   $ 431,868
                                       ----------   ----------    ---------
  Adjustments to reconcile
    net income (loss) to net cash
    provided by (used in)
    operating activities:
  Depreciation                              1,113         648           343
  Provision (credit) for
   uncollectible accounts                  (6,500)    183,393          -
  (Gain) loss on sale of marketable
    securities                             88,810     158,604       (57,936)
  Unrealized (gain) loss on
    marketable securities                (142,811)    118,867      (145,042)
Change in operating assets
  and liabilities:
  (Increase) decrease in dividends
    receivable                             (3,295)      3,882         4,583
  Increase in accrued interest
    receivable                             (3,326)    (11,433)          -
  Decrease in other assets                  1,001       4,521           -
  (Increase) decrease in security
    deposits                                  -           567         (529)
  (Decrease) increase in accounts
    payable and accrued expenses            2,525     (11,150)       12,073
  Increase in deferred gain - net
    of amortization                           -           -         119,637
  Purchase of marketable securities      (224,090)   (194,563)     (691,220)
  Proceeds from sale of
    marketable securities                 244,587     372,996       523,222
                                       ----------   ----------    ---------

Total adjustments                         (41,986)    626,332      (234,869)
                                       ----------   ----------    ---------

Net cash provided by (used in)
  operating activities                    (52,627)     68,953       196,999
                                       ----------   ----------    ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Principal collection of
  notes receivable - related parties        6,500     112,500       147,500
Advances on notes
  receivable - related parties            (50,000)        -        (323,000)
Purchase of securities available
  for sale                                    -       (15,600)          -
Purchase of property and equipment         (3,150)        -          (2,060)
Increase in notes receivable
 - affiliate                                  -           -        (416,666)
                                       ----------   ----------    ---------
Net cash provided by (used in)
  investing activities                    (46,650)     96,900      (594,226)
                                       ----------   ----------    ---------

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE YEARS ENDED DECEMBER 31, 2003

                                (Continued)


<CAPITION>
                                          2003         2002         2001
                                       ----------   ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                      -        22,000          -
Proceeds from borrowings                      -           -         225,000
Repayment of borrowings                       -      (134,664)    (100,000)
                                       ----------   ----------    ---------

Net cash provided by (used in)
  financing activities                        -      (112,664)      125,000
                                       ----------   ----------    ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS               (99,277)     53,189      (272,227)

CASH AND CASH EQUIVALENTS -
  Beginning of year                       142,443      89,254       361,481
                                       ----------   ----------    ---------
  End of year                          $   43,166   $  142,443    $  89,254
                                       ==========   ==========    =========


SUPPLEMENTAL DISCLOSURE:
 Interest expense paid                 $       52   $      518    $   3,596
                                       ==========   ==========    =========

TAXES PAID                             $   -0-      $   -0-       $   -0-
                                       ==========   ==========    =========



SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

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

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Capitalization - RAM Venture Holdings Corp. (the
    -------------------------------
    "Company") was incorporated under the laws of the State of Florida on September 14, 1984. The Company's articles of incorporation originally provided for the issuance of 100 shares of common stock, with a par value of $5 per share. On November 13, 1985, the authorized number of shares was increased to 10,000,000 shares, with a par value of $.0001 per share. In that connection, the 100 shares of common stock outstanding prior to that date were exchanged for 2,115,000 shares. On December 29, 1999, the Board of Directors of the Company authorized the Company to increase its authorized capital stock from 10,000,000 shares of one class of common stock to 25,000,000 of the same one class.

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

    Marketable Securities - The Company's marketable securities consists of
    ---------------------
    trading securities which are carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in market price are reflected in the statement of operations.

    Securities Available for Sale - The Company's securities available for
    -----------------------------
    sale represented its investment in Creative Beauty Supply, Inc., is carried at market value in the accompanying balance sheets. Unrealized gains and losses resulting from fluctuations in market price are reflected in the balance sheets under the caption "accumulated other comprehensive income (loss)".

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Property and Equipment - Property and equipment are recorded at cost.
    ----------------------
    Depreciation is computed using the straight-line method three-to-five year estimated useful lives of the assets.

    Estimates - The preparation of financial statements in conformity with
    ---------
    generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Income Taxes - The Company accounts for income taxes under the Financial
    ------------
    Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Earnings (Loss) per Share - The Company presents "basic" earnings (loss)
    -------------------------
    per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is the same as the basic earnings (loss) per share since the Company has no outstanding options, warrants or convertible debt.

    Fair Value of Financial Instruments - The carrying amounts reported in the
    -----------------------------------
    balance sheet for cash, marketable securities, notes receivable and accounts payable approximate fair value based on the short term maturity of these instruments.

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Recent Accounting Pronouncements - In June 2002, the FASB issued FAS No.
    --------------------------------
    146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the application of the provisions of SFAS No. 146 to have an impact on its financial position, results of operations or cash flows.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions in the accompanying financial statements.

    In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

    In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

NOTE B - PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31:

                                           2003          2002
                                         --------      --------

         Office furniture and equipment  $ 18,640      $ 15,490

         Less accumulated depreciation     15,534        14,421
                                         --------      --------
                                         $  3,106      $  1,069
                                         ========      ========

NOTE C - NOTES RECEIVABLE - RELATED PARTIES

     Notes receivable related parties consists of the following as of December 31:

                                            2003         2002
                                          --------     --------
     10% Unsecured Note.  Due on
     ------------------
     demand from a company related
     by common officers and
     shareholders                         $ 20,000     $ 20,000

     10% Unsecured Note.  Due on
     ------------------
     demand from the company who
     acquired the home monitoring
     business of the Company.  The
     companies are also affiliated
     by common officers and
     shareholders                           38,500       45,000


NOTE C - NOTE RECEIVABLE - RELATED PARTIES (Cont'd)

                                            2003         2002
                                          --------     --------
     5% Unsecured Note.  Due on demand
     -----------------
     from the company that acquired
     the home monitoring business of
     the Company.  The companies are
     also affiliated by common officers
     and shareholders                       66,500       66,500

     8% Notes Receivable.  Due from
     -------------------
     officers and directors, secured by
     900,000 shares of the Company's
     common stock                           13,000       13,000

     8% Unsecured Note Receivable.  Due
     ----------------------------
     from a former officer and director
     of the Company                         50,000       50,000

     8% Secured  Note Receivable.
     ---------------------------
     Due from an alarm company whose
     principal shareholder is an officer
     of the Company.  The note is due
     January 31, 2005, and is convertible
     into 150,000 shares of the alarm
     company at anytime prior to
     January 31, 2005 at the option of
     the Company.  Interest is payable
     quarterly                              50,000          -
     Other -                                13,500       13,500
                                          --------     --------

                                           251,500      208,000

     Less allowance for
      doubtful accounts                    168,500      175,000
                                          --------     --------

                                          $ 83,000     $ 33,000
                                          ========     ========


     Interest earned on notes amounted to $6,307 in 2003 and $9,233 in 2002.


NOTE D - MARKETABLE SECURITIES

  Trading securities consists of the following as of December 31:

                                            2003         2002
                                         ----------    ----------
     Cost of trading securities          $  754,285    $  805,633

     Less allowance for decline in
      market value                         (168,346)     (311,157)
                                         ----------    ----------

     Marketable securities               $  585,939    $  494,476
                                         ==========    ==========

   Securities available for sale consists of the following as of December 31:


                                            2003         2002
                                         ----------    ----------
     Cost of common shares of
      Creative Beauty Supply, Inc.       $  157,651    $  215,610

     Allowance for appreciation
      (decline) in market value               3,014      (58,110)
                                         ----------    ----------
     Securities available for sale       $  160,665    $  157,500
                                         ==========    ==========


     The unrealized gain (loss) on securities amounted to $(118,867) for 2002 and $142,811 for 2003.

NOTE E - COMMON STOCK TRANSACTIONS

     As of December 31, 2001, the Company, together with KM Financial, Inc., had a note receivable of $500,00 from Tremor Entertainment, Inc. This note was collateralized by 5,000,000 shares of the Company's common stock. The Company's share of the note was $416,666. The note was in default and the Company took possession of the collateral, canceled the 5,000,000 shares and issued 833,500 shares of its common stock to KM Financial, Inc. on April 17, 2002, in settlement of the Company's obligation to KM Financial, Inc. in the amount of $83,334.

     On January 30, 2002, following completion of the exchange of stock discussions, the Company and Creative Beauty Supply, Inc. entered into an agreement for an exchange of stock pursuant to which the Company acquired 500,000 shares of the

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002

NOTE E - COMMON STOCK TRANSACTIONS (Cont'd)

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

     In January 2002, the Company acquired 630,000 shares of Beauty Supply, Inc. (See Note E). These shares represent available for sale securities according to SFAS No. 115. The following is the comprehensive income for the years ended December 31:

                                            2003          2002
                                         ----------    ---------
     Accumulated other comprehensive
      income (loss), beginning of year   $  (58,110)   $     -

     Unrealized gain (loss) on
      available for sale securities          61,124      (58,110)
                                         ----------    ---------

     Accumulated other comprehensive
      income (loss), end of year         $    3,014    $ (58,110)
                                         ==========    =========

     Basic and diluted comprehensive
      income (loss) per common share     $     (.00)   $    (.01)
                                         ==========    =========


NOTE G - INCOME TAXES

     Components of deferred tax benefits are as follows as of December 31:

     Current Tax Asset
     -----------------

                                            2003          2002
                                         ----------    ---------
      Allowance for market decline
      of equity securities               $   65,306    $ 145,860

     Net operating loss carry
      forward                               430,503      426,300
                                         ----------    ---------

     Total Current Tax Benefit              495,809      572,160

     Valuation Allowance                   (495,809)    (572,160)
                                         ----------    ---------
     Net Deferred Tax Assets             $     -       $    -
                                         ==========    =========

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002


NOTE G - INCOME TAXES (Contd.)

     At December 31, 2003, management is unable to predict profitable operations for the Company in the future. Accordingly, a 100% valuation allowance has been provided.

     At December 31, 2003, the Company had available net operating loss carryforwards, for tax reporting purposes, of approximately $1,096,000 expiring through 2023.

NOTE H - RELATED PARTY TRANSACTIONS

     Professional and Consulting Fees - the Company paid officers, directors,
     --------------------------------
     stockholders and affiliates professional and consulting fees amounting to $40,848 in 2001, $17,000 in 2002 and $11,800 in 2003.

     Office Expense - Office expenses were paid to stockholders and/or entities
     --------------
     affiliated through common officers, directors and shareholders amounting to $10,200 in 2001, $9,600 in 2002, and $10,950 in 2003.

     Accounting Fees - Accounting fees paid to a CPA firm owned by the
     ---------------
     Company's President amounted to $23,235 in 2001, $24,672 in 2002, and $12,750 in 2003.

     Rent Expense - Rental paid to an entity having officers, directors and
     ------------
     shareholders in common with the Company amounted to $21,000 in 2001, $21,000 in 2002, and $19,250 in 2003.

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


NOTE J - FINANCIAL INFORMATION BY QUARTER (UNAUDITED)


                               Quarter        Quarter        Quarter        Quarter
                                Ended          Ended          Ended          Ended
                              March 31,       June 30,    September 30,  December 31,
                                2002           2002           2002           2002
                            -------------  ------------   ------------   ------------
Revenues:

  Dividends & interest      $      14,325  $     14,178   $     14,563   $      9,122

  Realized and unrealized
   gain (loss) on
   marketable securities           (2,533)     (211,443)      (142,289)        78,794
                            -------------  ------------   ------------   ------------

                                   11,792      (197,265)      (127,726)        87,916
                            -------------  ------------   ------------   ------------

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002


NOTE J - FINANCIAL INFORMATION BY QUARTER (UNAUDITED) (Contd.)

                                 Quarter        Quarter        Quarter        Quarter
                                  Ended          Ended          Ended          Ended
                                March 31,       June 30,    September 30,  December 31,
                                  2002           2002           2002           2002
                              -------------  ------------   ------------   ------------
Operating Expenses:

  General and administrative         39,549        50,716         25,912         32,008

  Interest                              506          -              -                12

  Provision for doubtful
    accounts                           -             -           175,000          8,393
                              -------------  ------------   ------------   ------------
                                     40,055        50,716        200,912         40,413
                              -------------  ------------   ------------   ------------

Net Income (Loss)             $     (28,263) $   (247,981)  $   (328,638)  $     47,503
                              =============  ============   ============   ============

Basic and diluted net income
  (loss) per common share     $      -0-     $       (.02)  $       (.03)  $     -0-
                              =============  ============   ============   ============


                                 Quarter        Quarter        Quarter        Quarter
                                  Ended          Ended          Ended          Ended
                                March 31,       June 30,    September 30,  December 31,
                                  2003           2003           2003           2003
                              -------------  ------------   ------------   ------------

Revenues:

  Dividends & interest        $      14,345  $      9,695   $     10,601   $     16,322


  Realized and unrealized
   gain (loss) on
   marketable securities              7,225        49,006        (50,999)        48,769

  Other income                         -             -              -             6,525
                              -------------  ------------   ------------   ------------
                                     21,570        58,701        (40,398)        71,616
                              -------------  ------------   ------------   ------------

                                 Quarter        Quarter        Quarter        Quarter
                                  Ended          Ended          Ended          Ended
                                March 31,       June 30,    September 30,  December 31,
                                  2003           2003           2003           2003
                              -------------  ------------   ------------   ------------

Operating Expenses:

  General and administrative         25,004        40,232         28,866         27,976

  Interest                               20            23           -                 9
                              -------------  ------------   ------------   ------------
                                     25,024        40,255         28,866         27,985
                              -------------  ------------   ------------   ------------

Net Income (Loss)             $      (3,454) $     18,446   $    (69,264)  $     43,631
                              =============  ============   ============   ============

Basic and diluted net income
  (loss) per common share     $        (.00) $        .00   $       (.00)  $       (.00)
                              =============  ============   ============   ============

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2003 AND 2002



NOTE K - SUBSEQUENT EVENT

     On March 31, 2004, the Company entered into a definitive agreement and plan of reorganization with American Apparel and Accessories, Inc., a privately-held Arkansas corporation (hereinafter referred to as "A3") pursuant to which the Company is currently proceeding with the reverse merger. Pursuant to the agreement, the Company's common stock shall be reverse split, one-for-ten. In exchange for the acquisition of A3, the Company will issue an aggregate of 23,500,000 shares of its post-reverse split, restricted Common Stock and Stock Purchase Option to the A3 shareholders in replacement of their canceled A3 Common Stock and unexercised A3 Common Stock Purchase Warrants. The Company will also receive cash in the amount of $250,000 paid by A3 as a material aspect of the consideration for the reverse merger transaction.

     Upon completion of the reverse merger transaction, the Company's name will be changed to American Apparel and Accessories, Inc. Additionally, upon closing of the reverse merger transaction, American Apparel and Accessories, Inc., an Arkansas corporation, will terminate, all of its capital stock will be canceled and its assets and liabilities will become the assets and liabilities of the Registrant, the surviving, merged corporation.


NOTE K - SUBSEQUENT EVENT (Cont'd)

     In connection with the plan of reorganization, the Company will transfer and convey virtually all of its assets, net of expenses of the reverse merger transaction, and all of its liabilities to its wholly-owned subsidiary, Corrections Systems International, Inc., a privately-held Florida corporation ("CSII"). All of the shares of CSII now owned by the Company will be distributed to the pre-merger shareholders of the Company on a share-for-share basis as a dividend by the Company. That is, for each pre-merger share of the Company's common stock held, the shareholder will receive one share of CSII's common stock which will, upon distribution of all of the capital stock of that corporation, a stand-alone, privately held Florida corporation owned by all of the Company's pre-merger stockholders in proportion with their pre-merger ownership interest in the Company.