Form 10-Q
period 2004-03-31
RAM VENTURE HOLDINGS CORP
filed 2004-05-20
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [XX]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2004
                                     --------------

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


  5310 South Shackleford Road, Suite D, Little Rock, Arkansas 72204
  -----------------------------------------------------------------
            (Address of Principal Executive Offices)


                         (501) 228-5590
                -------------------------------
                (Registrant's Telephone Number)

   3040 East Commercial Boulevard, Ft. Lauderdale, FL  33308;
                           December 31
 ---------------------------------------------------------------
 (Former Name, Former Address and former Fiscal Year, if changed since last report)

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

25,000,000 SHARES OF COMMON STOCK, $.0001 PAR VALUE, WERE ISSUED AND OUTSTANDING AT MAY 7, 2004.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                              INDEX
                              -----


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated   Balance  Sheets   -   March   31,   2004        4
          (Unaudited) and December 31, 2003 (Audited).

          Consolidated  Statements of Operations -  Three  months        6
          ended March 31, 2004 and 2003 (Unaudited).

          Consolidated  Statements of Cash Flows -  Three  months        7
          ended March 31, 2004 and 2003 (Unaudited).

          Notes to Consolidated Financial Statements.                    9

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations.                           12

Item 3.   Quantitative  and Qualitative Disclosures About  Market
          Risk - Not Applicable                                          13

Item 4.   Controls and Procedures                                        13

PART II.  OTHER INFORMATION

          Item 2.   Changes in Securities and Use of Proceeds            15

          Item 4.   Submission  of Matters to a Vote of  Security        15
                    Holders

          Item 5.   Other Information                                    15

          Item 6.   Exhibits and Reports on Form 8-K                     16


SIGNATURES                                                               18

CERTIFICATIONS

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


PART I - FINANCIAL INFORMATION
         ---------------------


Item 1.  Financial Statements

             RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS


                                           March 31,     December 31,
                                             2004            2003
                                          ----------     ------------
                                          (Unaudited)      (Audited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents               $   24,058     $   43,166
  Marketable securities                      605,227        585,939
  Dividends receivable                           -            4,653
  Accrued interest receivable, net of
    $8,393 allowance in 2004 and 2003          6,851          6,366
                                          ----------     ----------
    TOTAL CURRENT ASSETS                     636,136        640,124

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $15,835
  in 2004 and $15,534 in 2003                  2,805          3,106

OTHER ASSETS:
  Security deposits                            1,000          1,000
  Accounts receivable - related party         12,500         12,500
  Securities available for sale            1,400,270        160,665
  Notes receivable - related party, net
   of $168,500 allowance in 2004 and 2003    133,000         83,000
                                          ----------     ----------
TOTAL ASSETS                              $2,185,711     $  900,395
                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current portion note payable -
    related party                         $   50,000     $        -
  Note payable - affiliate                     5,000              -
  Accounts payable                             5,925          2,525
  Due to broker                               28,066              -
                                          ----------     ----------
     TOTAL CURRENT LIABILITIES                88,991          2,525
                                          ----------     ----------

NOTE PAYABLE - RELATED PARTY                  33,375              -
                                          ----------     ----------
                                             122,366          2,525


(Continued on next page)

              RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                                           March 31,     December 31,
                                             2004            2003
                                          ----------     ------------
                                          (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY (Cont'd)
---------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock $.0001 par value;
   25,000,000 shares authorized in
   2004 and 2003; 15,000,000 shares
   issued in 2004; 15,333,500 shares
   issued in 2003; 15,000,000 shares
   outstanding in 2004 and
   15,308,500 shares outstanding
   in 2003                                     1,500          1,533
  Additional paid-in capital               2,539,509      2,646,829
  Accumulated deficit                     (1,778,243)    (1,729,528)
  Accumulated other comprehensive
  income                                   1,300,579          3,014
                                          ----------     ----------
                                           2,063,345        921,848

Less treasury stock, 25,000 shares
  in 2003, at cost                                 -        (23,978)
                                          ----------     ----------

                                           2,063,345        897,870
                                          ----------     ----------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                  $2,185,711     $  900,395
                                          ==========     ==========




















See accompanying notes to consolidated financial statements.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                                  March 31,
                                             2004          2003
                                          ----------     ----------
                                          (Unaudited)    (Unaudited)

REVENUES:
  Dividends and interest                  $    7,897     $   14,345
  Realized and unrealized gain
    (loss)  on  marketable securities        (32,836)         7,225
                                          ----------     ----------
                                             (24,939)        21,570

OPERATING EXPENSES:
  General and administrative                  23,621         25,004
  Interest                                       156             20
                                          ----------     ----------
                                              23,777         25,024


NET LOSS                                  $  (48,716)    $   (3,454)
                                          ==========     ==========

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                        $     (.00)    $     (.00)
                                          ==========     ==========

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING     15,308,500     15,308,500
                                          ==========     ==========

























See accompanying notes to consolidated financial statements

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                  March 31,     March 31,
                                                    2004           2003
                                                 ----------     ----------
                                                 (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                      $  (48,716)    $   (3,454)
                                                 ----------     ----------
 Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
    Depreciation                                        301            232
      Loss on sale of marketable securities          44,254          8,467
   Unrealized gain on marketable
     securities                                     (11,418)       (15,692)
 Changes in operating assets
  and liabilities:
   (Increase) decrease in dividends receivable                                        4,653       (2,829)
   Increase in accrued interest receivable             (485)        (1,760)
   Decrease in other assets                            -               526
   Increase in accounts payable and
     accrued expenses                                31,467           -
   Purchase of marketable securities                (40,444)       (30,765)
   Proceeds from sale of marketable
     securities                                      46,280          1,475
                                                 ----------     ----------

     Total adjustments                               74,608        (40,346)
                                                 ----------     ----------

    Net cash provided by (used in)
       operating activities                          25,892        (43,800)
                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances on notes receivable - affiliate        (50,000)       (50,000)
    Purchase of equipment                              -            (1,200)
                                                 ----------     ----------
    Net cash used in investing activities           (50,000)       (51,200)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in borrowings                            5,000           -
                                                 ----------     ----------

    Net cash provided by financing activities         5,000           -
                                                 ----------     ----------

               RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                  March 31,     March 31,
                                                    2004           2003
                                                 ----------     ----------
                                                 (Unaudited)    (Unaudited)

NET DECREASE IN CASH AND CASH EQUIVALENTS        $  (19,108)    $  (95,000)

CASH AND CASH EQUIVALENTS -
   Beginning of period                               43,166        142,443
                                                 ----------     ----------
   End of period                                 $   24,058     $   47,443
                                                 ==========     ==========

SUPPLEMENTAL DISCLOSURE:

   Interest expense paid                         $      156     $      20
                                                 ==========     ==========

   Taxes paid                                    $     -        $     -
                                                 ==========     ==========





























See accompanying notes to consolidated financial statements.

             RAM VENTURE HOLDINGS CORP. AND SUBISIDARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2004
                           (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 2 -  NOTES RECEIVABLE - RELATED PARTY
          --------------------------------

          On January 31, 2003, the Registrant entered into a note payable with Proguard Protection Services, Inc. in the amount of $50,000. Interest is payable quarterly beginning June 30, 2003 and the principal due January 31, 2005. The note is convertible into 150,000 shares of common stock of Proguard Protection Services, Inc. ("Proguard") at any time prior to January 31, 2005 at the option of RAM Venture Holdings Corporation only. The principal stockholder of Proguard is a vice president of the Company.

          On March 2, 2004, the Registrant entered into an additional note payable with Proguard in the amount of $50,000. The note is due March 15, 2006 with interest at 8%. The note is convertible into common stock of Proguard at any time prior to March 15, 2006 at the option of the Company.

NOTE 3 -  SECURITIES AVAILABLE FOR SALE
          -----------------------------

          Included in this caption is 560,108 shares owned as of March 31, 2004, and 630,000 shares at December 31,
          2003,  of Global Digital Solutions, Inc. f/k/a Creative
          Beauty Supply, Inc.

          On January 15, 2002, the Company secured and exercised an option to purchase 130,000 shares of the restricted Common Stock of Creative Beauty Supply, Inc., a publicly held New Jersey corporation with principal offices in Totowa, New Jersey. Through exercise of its

             RAM VENTURE HOLDINGS CORP. AND SUBISIDARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2004
                           (Unaudited)


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

NOTE 4 -  NOTE PAYABLE - RELATED PARTY
          ----------------------------

          On March 31, 2004, the Company acquired 333,500 pre-split shares of its common stock from a shareholder for a total cost of $83,375 payable $30,000 in April 2004 and monthly payments of $2,500 beginning May 1, 2004 with a final payment of $875 on February 1, 2007. The common shares were put into treasury and immediately cancelled.

NOTE 5 -  OTHER
          -----

          On March 31, 2004, the Company entered into a definitive agreement and plan of reorganization for a reverse merger transaction with American Apparel and Accessories, Inc., a privately-held Arkansas corporation (hereinafter referred to as AA3") in which the Registrant is the surviving entity. On April 21, 2004, the reverse merger was completed. Pursuant to the agreement, the Company's common stock was reverse split, one share-for-ten shares. In exchange for the acquisition of A3, the Company issued an aggregate of 16,479,692 shares of its post-reverse split, restricted Common Stock and Options to purchase up to 7,020,308 additional shares of post-reverse split common stock to the A3 shareholders for cancellation of their canceled A3 common stock and unexercised A3 Common Stock Purchase Warrants. The Company also received cash in the amount of $250,000 paid by A3 as a material aspect of the reverse merger transaction.

          With closing of the reverse merger transaction, all of the A3 capital stock was canceled and all of its assets and liabilities became the assets and liabilities of the Registrant, as the surviving, merged corporation.

          Coincidently the Company transferred and conveyed virtually all of its assets, net of expenses of the reverse merger transaction, and all of its liabilities to its wholly-owned subsidiary, Corrections Systems International, Inc., a privately-held Florida corporation ("CSII"). 1,500,000 shares of the restricted common stock of CSII will be distributed to the Company's pre-merger shareholders on a share-for-share basis as a dividend by the Company. That is, for each pre-merger share of the Company's common stock held, the shareholder will receive one share of CSII's restricted common stock. Upon distribution of all of the capital stock of CSII, that corporation will be a

             RAM VENTURE HOLDINGS CORP. AND SUBISIDARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2004
                           (Unaudited)

          stand-alone,  privately held Florida corporation  owned

          by all of the Company's pre-merger stockholders in proportion to their pre-merger, post-reverse split ownership interest in the Company.

Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations
          -------------------------------------------------------

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

In particular, it should be noted that during April, 2004, the Registrant closed a reverse merger transaction discussed elsewhere in this Quarterly Report on Form 10-Q, and transferred all of its remaining assets and liabilities to its then subsidiary, Corrections Systems International, Inc. ("CSII") in preparation for distribution of all of the ownership interest in that company to the Registrant's pre-merger shareholders. Accordingly, the following discussion and analysis relates to the Registrant's condition and results as of March 31, 2004 and to the three (3) month period then ended; and prior to completion of the reverse merger transaction.

Financial Condition
-------------------

At March 31, 2004, the Company had current assets of $636,136 as compared to $640,124 at December 31, 2003, total assets of $2,185,711 as compared to $900,395 at December 31, 2003, and stockholders' equity of $2,063,345 as compared to $897,870 as of December 31, 2003. The increase in assets was primarily the result of the increase in the fair market value of securities available for sale. The increase in stockholders' equity was primarily the result of the increase in the fair market value of securities available for sale.

Liquidity
---------

The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 2004 of $19,108, cash and cash equivalents at March 31, 2004 of $24,058, and cash and cash equivalents of $43,166 at December 31, 2003.

At March 31, 2004, the Company continues to have no fixed executory obligations.

Capital Resources
-----------------

At March 31, 2004, the Company had no material commitments for additional capital expenditures nor outstanding credit lines or loan commitments in place and no immediate need for additional financial credit.

Results of Operations
---------------------

During the Quarter ended March 31, 2004, the Company continued to have no commercial operations. Revenues for the three months ended March 31, 2004, were derived from investment activities.

The Company's revenues for the three months ended March 31, 2004 were $(24,939), as compared to $21,570 for the three month period ended March 31, 2003. The principal reason for the decrease in revenue was a decrease in the realized and unrealized gain (loss) on marketable securities.

Operating expenses for the three months ended March 31, 2004 were $23,777, as compared to $25,024 for the three month period ended
March 31, 2003. The decrease was principally due to a decrease in general and administrative expenses.

The Company realized a net loss of $(48,716) for the three months ended March 31, 2004, as compared to a net loss of $(3,454) for the three month period ended March 31, 2003. The increase in net loss was primarily due the decrease in realized and unrealized gain (loss) on marketable securities.

Critical Accounting Policies
----------------------------

General
-------

Our discussion and analysis of our financial condition and our plan of operation and the results of our operations in the Quarterly Report on Form 10-Q are based upon our unaudited financial statements and the data used to prepare them. The
Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we endeavor and plan to re-evaluate our judgements and estimates including those related to product variables, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgements on our brief historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.


Recent Accounting Pronouncements
--------------------------------

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's unaudited consolidated financial position, results of operations or cash flows.

The  Company  knows  of  no  unusual  or  infrequent  events   or
transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended March 31, 2004.


Item 3.   Quantitative  and Qualitative Disclosures About  Market
          Risk
          -------------------------------------------------------

Not Applicable.


Item 4.   Controls and Procedures
          -----------------------

In meeting its responsibility for the reliability of our financial statements, the Company maintains a system of internal controls. This system is designed to provide management with reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. The concept of reasonable assurance recognizes that the design, monitoring and revision of internal accounting and other controls involve, among other considerations, management's judgments with respect to the relative costs and expected benefits of specific control measures. An effective system of internal controls, no matter how well designed, has inherent limitations and may not prevent or detect a material misstatement in published financial statements. Nevertheless, management believes that its system of internal controls provides reasonable assurance with respect to the reliability of its consolidated financial statements.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                            PART II
                            -------

Item 2.   Change in Securities and Use of Proceeds
          ----------------------------------------

(1) On April 19, 2004, all of the issued and outstanding Common Stock of the Registrant was reverse split on a one (1) post-split share for ten (10) pre-split shares basis. As a result, with a total of 15,000,000 pre-reverse split shares of its Common Stock issued and outstanding on March 31, 2004, on April 19, 2004, prior to completion of the reverse merger with American Apparel & Accessories, Inc. discussed elsewhere in this Quarterly Report on Form 10-Q, the Registrant had 1,500,000 post-reverse split shares of its Common Stock issued and outstanding; the vast bulk of which is unrestricted and free trading.

(2)  Not Applicable

(3) On April 12, 2004, the Registrant issued and conveyed 14,850,662 post 1-for-10 reverse split shares and 8,649,338 Options to purchase 8,649,338 post-reverse split shares of the Company's restricted Common Stock in order to acquire all of the capital stock of American Apparel & Accessories, Inc. ("A3") and all of that company's outstanding, unexercised capital stock purchase options. The securities transaction comprised the consideration exchanged in the course of completing the Company's reverse merger with A3 on that date. The securities were issued exempt from registration pursuant to Sec. 4(2) of the Securities Act of 1933. The shareholders and option holders had access to information about our Company and had the opportunity to ask questions about the Company of current management. The Company filed a notice of sale of unregistered securities on Form D subsequent to completion of the reverse merger issuances.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

On March 23, 2004, the Company's shareholders consented to a 1-for-10 reverse split of the Company's outstanding Common Stock, completion of a reverse merger with American Apparel & Accessories, Inc., transfer of all of the Company's assets and liabilities to its subsidiary, Corrections Systems International, Inc. ("CSII") and distribution of all of the CSII capital stock to the Company's pre-merger shareholders pro-rata to their pre-merger ownership interest to the Company. The action without a meeting was taken by more than 54% of the shares entitled to consent to the actions in question.

On April 23, 2004, the Company's shareholders consented to an increase in the Company's authorized, post-reverse split Common Stock to 75,000,000 shares. The action by the Company's shareholders without a meeting was taken by more than 54% of the shares entitled to vote in the matter.

Item 5.   Other Information
          -----------------

On April 23, 2004, the Registrant changed its fiscal year end from December 31 to March 31.

Following extensive discussion and consideration, we have entered into a definitive contract with Hodgman, Inc. a long standing and well known outdoor products Illinois corporation and its
Shareholders for acquisition by the Company of all of Hodgman's assets used and useful in its sporting goods and accessories business including relative intellectual property, inventories, tangible personal property, accounts receivables, contracts, goodwill and going concern value. The Assets purchase price in the contemplated assets acquisition is approximately $13,795,000 subject to Closing adjustments based upon a final calculation of the net purchased assets and Hodgman's final closing balance sheet. We expect to consummate the acquisition on or about July 30, 2004.

     Following is certain biographical information regarding the Registrant's current officers and directors. The Registrant is continuing to evaluate the composition of its Board of Directors to ensure compliance with all applicable securities laws and related regulations.

John  Lewis - Chairman of the Board and Chief Executive  Officer,
-----------
Age 45. Mr. Lewis was Chairman and Chief Executive Officer of American Apparel since its formation in 1999 to acquire Natgear, LLC, now a wholly-owned subsidiary of the Registrant. Prior to forming American Apparel, Mr. Lewis purchased fifty percent (50%) of NatGear, LLC in 1998 from Larry Rial, another member of the Registrant's Board of Directors. Mr. Lewis has also been actively involved in oil and gas development throughout the time he has served as Chairman and Chief Executive Officer of American Apparel.

Jeff  Harris   -  President, Age 52.  Mr.  Harris  was  hired  as
------------
President  of  American  Apparel  in  January  2004.  Mr.   Lewis
convinced Mr. Harris to come out of retirement to become president of the Registrant. From 1998-2000, Mr. Harris was
President  of  Transwheel  of Florida, Inc.,  a  manufacturer  of aluminum car wheels. From 1995-1998, he consulted with Transwheel's parent company, Transwheel Inc. From 1993-1995, Mr. Harris was President of LMI Acquistion Corp., d/b/a Lengerich Meats, Inc. in Monroe, Indiana.

Larry  Rial  -Director, Age 43.  Mr. Rial is responsible for  the
-----------
development of certain of the Company's products and formed the original company that manufactured Natural Gear products. Mr. Rial sold 50% of that company to Mr. Lewis, the Registrant's Chairman and Chief Executive Officer, in 1998. Mr. Rial has served as President of Natgear, LLC since 1999.

Leland Sykes - Director, Director of Sales and Marketing, Age 47.
------------
Mr. Sykes has served as the Director of Marketing and Sales for American Apparel since 1998.

Larry  Wallace - Director, Age 38.  Mr. Wallace has served  as  a
--------------
director of American Apparel and Accessories, Inc. since March 2003. Mr. Wallace currently serves as the Chief Financial Officer and as a director of EFO Holdings, Inc. in Dallas, TX, which owns a group of privately owned companies, including oil and gas and communications businesses.

William  Colvin  - Director, Age 54. Since 2001, Mr.  Colvin  has
---------------
been an owner and acting Secretary and Treasurer of Simsboro Wood Co. in Bernice, LA. From 1981-2001, Mr. Colvin was a fifty percent (50%) owner of Chips of Louisiana, Inc., which was acquired by Simsboro. These companies are in the timber and lumber manufacturing industry.

Shane Jones - Director, Age 42. Mr. Jones is the producer of  the
-----------
Registrant's television show, Wildlife Quest. He also serves as president of the Registrant's wholly-owned subsidiary, Wildlife Quest Productions, Inc., an Arkansas corporation. Mr. Jones has been a director of American Apparel and Accessories, Inc. and served as President of Wildlife Quest Productions, Inc. since 2000. Prior to 2000, Mr. Jones was the owner/operator of his outdoor television production company Wildlife Quest, Inc., an Oklahoma corporation.

Wesley  K. Clark - Director, Age 59.  General Clark has  recently
----------------
accepted appointment to the Company's Board. He is one of our nation's most distinguished retired military officers and is currently a public speaker, a CNN commentator and a licensed investment banker.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

Exhibit No.    Description
-----------    -----------

 10.1 Asset Purchase Agreement for the Registrant's acquisition of the sporting goods business assets of Hodgman, Inc., an Illinois corporation - To be filed by subsequent amendment to this Quarterly Report on Form 10-Q.

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Chief
               Executive Officer

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Chief
               Financial Officer

 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Chief
               Executive Officer

 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Chief
               Financial Officer

     (b)   The Registrant filed three (3) Current Reports on Form
8-K in the three (3) month period ended March 31, 2004 as follows:

     Form 8-K dated January 19, 2004 disclosing a joint venture with ProGuard Protections Services as Item 5.

     Form 8-K dated March 24, 2004 reporting a change in the Registrant's certifying accountant as Item 4.

     Form 8-K dated March 31, 2004 disclosing the Registrant's entry into a reverse merger transaction with American
     Apparel & Accessories, Inc. as Item 5.

     On April 30, 2004, the Registrant filed a Current Report on Form 8-K reporting completion of a reverse merger transaction as
Item 2; further change of the Registrant's certifying accountant as Item 4; disclosing biographical information on the Company's new management and Board of Directors as Item 5.; and Change of its Fiscal Year to March 31, from December 31.

     On  May  17, 2004, the Registrant filed a Current Report  on
Form 8-K/A supplementing its April 30, 2004 Form 8-K filing with the letter received from its prior certifying accountant as
Exhibit 16.1.

                           SIGNATURES


     In  accordance  with Section 13 or 15(d) of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RAM VENTURE HOLDINGS CORP.


Date: May 20, 2004
                              By: /s/John Lewis
                                 --------------------------------
                                 John Lewis,
                                 Chief Executive Officer