Form 10-Q/A
period 2004-03-31
RAM VENTURE HOLDINGS CORP
filed 2004-06-01
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q/A

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

16,350,662 SHARES OF COMMON STOCK, $.0001 PAR VALUE, WERE ISSUED AND OUTSTANDING AT APRIL 25, 2004.

This Form 10Q/A for the period ended March 31, 2004 is filed for the purpose of correcting the Registrant's issued and outstanding shares of Common Stock at May 12, 2004, inadvertenly misstated in the original filing submited on May 20, 2004. In addition, the Registrant files herewith, Exhibit 10.1, Asset Purchase Agreement.

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

NOTE 5 -  OTHER
          -----

          On March 31, 2004, the Company entered into a definitive agreement and plan of reorganization for a reverse merger transaction with American Apparel and Accessories, Inc., a privately-held Arkansas corporation (hereinafter referred to as AA3") in which the Registrant is the surviving entity. On April 21, 2004, the reverse merger was completed. Pursuant to the agreement, the Company's common stock was reverse split, one share-for-ten shares. In exchange for the acquisition of A3, the Company issued an aggregate of 14,850,662 shares of its post-reverse split, restricted Common Stock and Options to purchase up to 8,149,338 additional shares of post-reverse split common stock to the A3 shareholders for cancellation of their canceled A3 common stock and unexercised A3 Common Stock Purchase Warrants. The Company also received cash in the amount of $250,000 paid by A3 as a material aspect of the reverse merger transaction.

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

(2)  Not Applicable

(3) On April 23, 2004, the Registrant issued and conveyed 14,850,662 post 1-for-10 reverse split shares and 8,149,338 Options to purchase 8,149,338 post-reverse split shares of the Company's restricted Common Stock in order to acquire all of the capital stock of American Apparel & Accessories, Inc. ("A3") and all of that company's outstanding, unexercised capital stock purchase options. The securities transaction comprised the consideration exchanged in the course of completing the Company's reverse merger with A3 on that date. The securities were issued exempt from registration pursuant to Sec. 4(2) of the Securities Act of 1933. The shareholders and option holders had access to information about our Company and had the opportunity to ask questions about the Company of current management. The Company filed a notice of sale of unregistered securities on Form D subsequent to completion of the reverse merger issuances.


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

     (a)    Exhibits and Index

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

                              RAM VENTURE HOLDINGS CORP.


Date: May 25, 2004
                              By: /s/John Lewis
                                 --------------------------------
                                 John Lewis,
                                 Chief Executive Officer