Form 10KSB
period 2004-03-31
RAM VENTURE HOLDINGS CORP
filed 2004-07-14
CIK 785562

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
          ENDED MARCH 31, 2004
                --------------

                               OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                COMMISSION FILE NUMBER 33-02035-A


                   RAM VENTURE HOLDINGS CORP.
            -----------------------------------------
            (Exact name of registrant in its charter)

               Florida                               59-2508470
---------------------------------               -------------------
  (State or other jurisdiction                     (IRS Employer
of incorporation or organization)               Identification No.)

5310 South Shackleford Road, Suite D, Little Rock, Arkansas   72204
----------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


  Registrant's telephone number, including area code: (501) 228-5590

      Securities registered under Section 12(b) of the Act:

    Title of each class:.......................Name of each exchange on which registered:

            None                                       None

   Securities registered pursuant to Section 12(g) of the Act:

                              None
                         ----------------
                         (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $2,127,322.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, On March 15, 2004 was $17,356,557.

The number of shares of the Registrant's common stock outstanding as of June 29, 2004 was 18,179,692.

                   RAM VENTURE HOLDINGS CORP.

                  2004 Form 10-K Annual Report

                        TABLE OF CONTENTS

Item No.                        Description                           Page
--------                        -----------                           ----

PART I...............................................................  2
 Item 1.    Business.................................................  2
 Item 2.    Properties...............................................  2
 Item 3.    Legal Proceedings........................................  11
 Item 4.    Submission of Matters to a Vote of Security Holders......  11

PART II..............................................................  12
 Item 5.    Market for Registrant's Common Equity, and Related
              Stockholder Matters....................................  12

 Item 6.    Management's Discussion and Analysis  or Plan
              of Operation...........................................  13
 Item 7.    Financial Statements ....................................  16
 Item 8.    Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure....................  16
 Item 8A.   Controls and Procedures..................................  16

PART III.............................................................  18
 Item 9.    Directors and Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of the Exchange Act....................................  18
 Item 10.   Executive Compensation...................................  20
 Item 11.   Security Ownership of Certain Beneficial Owners
              and Management.........................................  23
 Item 12.   Certain Relationships and Related Transactions...........  25
 Item 13.   Exhibits and Reports on Form 8-K.........................  26
 Item 14.   Principal Accounting Fees and Services...................  27

SIGNATURES...........................................................  28

                             PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain  information  in  this  Annual  Report  on  Form   10-KSB
includes   forward-looking  statements  within  the  meaning   of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the words "believes," "intends," "expects," "may," "will," "should," "plan," "projects," "contemplates," "intends," "budgets," "predicts," "estimates," "anticipates," or similar expressions. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

When  used in this annual report on Form 10-KSB, "RAM," or "RAMV"
"the  Company,"   "we,"  "our," and "us"  refer  to  RAM  Venture
Holdings Corp. and our subsidiaries.

Item 1.  Business.

General

RAM Venture Holdings Corp. and its operating subsidiaries, Natural Gear, LLC and Wildlife Quest, Inc., is a development stage company engaged in the manufacture and sale of camouflage hunting and outdoor apparel. We also license our proprietary camouflage patterns to other companies producing a wide variety of outdoors goods.

RAM Venture Holdings Corp. was originally organized as a Florida corporation on September 14, 1984 and began publicly trading on the Over-the-Counter Bulletin Board (OTCBB) in 1986 following an initial public offering of its Common Stock pursuant to an effective Registration Statement on Form S-18. Following years of a variety of commercial operations, the Company was commercially inactive from 1989 through completion, on April 23, 2004, of a reverse merger transaction with American Apparel and Accessories, Inc., a privately held Arkansas corporation engaged in manufacturing, sales and licensing of outdoor related products and proprietary materials with an interest in expanding its operations as a publicly held company through acquisitions and the formation of strategic partnerships and affiliations with other outdoor sports activities enterprises. Upon the Company=s completion of the reverse merger transaction, we, as the surviving merged entity, acquired all of the American Apparel and Accessories assets and liabilities and the business and management of American Apparel and Accessories became the business and management of the Company.

On April 19, 2004, in preparation for and in anticipation of completion of the reverse merger transaction, we reverse split the Company=s common stock on a one share-for-ten share basis and entered into the merger with 1,500,000 post-split shares of our Common Stock issued and outstanding, most of which was (and is) unrestricted by virtue of Rule 144(k) promulgated under the Securities Act of 1933 (the AAct@), held by approximately 850 stockholders. With our authorized capital stock established at 75,000,000 shares, we issued 16,479,662 post-split shares and 7,020,338 options to purchase additional restricted shares of our Common Stock to the shareholders, common stock purchase option holders and certain affiliates, of American Apparel and Accessories, Inc. in exchange for acquisition and cancellation of all of the outstanding capital stock and unexercised capital stock purchase options of American Apparel and Accessories, Inc. at, and upon consummation of, the merger transaction. With completion of the acquisition of American Apparel, the Company assumed its on-going business which was initially undertaken in 1999 by our new Chief Executive Officer, John Lewis. It arose originally from a passion for the outdoors and Mr. Lewis= perception of the commercial outdoors activities area as a fragmented industry, well suited and ready for consolidation and participant growth through efficiencies and economy of scale.

We are operating as a holding company currently with two (2) operating wholly-owned subsidiaries, Natural Gear LLC and Wildlife Quest, Inc. Natural Gear is a development stage company engaged in the manufacture and sale of camouflage hunting and outdoor apparel. Perhaps more importantly, Natural Gear licenses its proprietary camouflage patterns to other companies producing a variety of hunting and other outdoors goods, from which we receive royalty payments from licensees on the camouflaged goods they produce and sell in the out of doors activities marketplace.

Wildlife Quest, Inc. is a television production company producing an outdoors program shown on ESPN2. We outfit the show=s host and guests and we use the opening and closing commercial spots on the program to promote Natural Gear=s business.

At the outset, Natural Gear, a small, local company in the development stage, was acquired. Natural Gear had developed several unique open-faced camouflage patterns, radically different from the dominant patterns in the camouflage market today. While the patterns are copyright protected, in order to launch Natural Gear commercially, we have expended more than $15 million over a five year period laying the foundation for its future. That investment has established Natural Gear=s presence in the market, currently the number three camouflage pattern and gaining on the leading competitors.

Our primary business has been designing and selling goods with the Natural Gear camouflage patterns. The Company has focused branding and marketing efforts on industry shooting shows and various forms of targeted media. The most penetrating media channel is our other strategic asset, AWildlife Quest@, the television fishing and hunting program we acquired in 2002. The show currently ranks number one in viewership on ESPN2's Outdoors.

In order to maintain the brand=s momentum, we make and sell our own wholesale soft goods using the Natural Gear pattern. The Natural Gear licensing business model, however, will eventually cause most of its revenue to be derived from licensees who pay Natural Gear for the right to use Natural Gear pattern(s) on their products. The substantial initial investment required to brand the Natural Gear pattern(s) was necessary to establish a foothold in the camouflage licensing industry. The losses to date, amounting to approximately $15 Million in the aggregate, were expected as a necessary part of the start-up costs needed to build an image and a pattern that would stand out from the competitive Asticks and leaves@ patterns out there.

Acceptance of the Natural Gear patterns in the marketplace has grown rapidly. The Company is now poised to take a significant market share of licensing revenue in the camouflage business. Validation of the Natural Gear patterns in the marketplace is evident in the number and quality of licensees using them on their products and the number of "our" customers at checkout counters (so called "sell-throughs@). Our licensed products at Wal-Mart (NYSE: WMT) have been equal to or better than our top competitors. Wal-Mart has only three patterns in all of its stores this year. Natural Gear is one of those patterns.

Our licensing opportunities continue to grow as new licensees enter into agreements for their products utilizing our patterns. Although the number has grown from six (6) in 2002 to more than one hundred and twenty (120) today, what is most impressive is the high quality of our licensing companies and their products. Great apparel manufacturers such as Woolrich, Walls, Remington Clothing, 10X, Hodgman, Stearns, Diamond Cut Jeans, Drake Waterfowl Systems, Wells Creek, Winchester Clothing, and Wrangler are producing hunting clothes with the Natural Gear pattern. The Allen Company, Tandy Brands Leather, Fieldline Final Approach, and Sun Mountain are some of the soft goods accessories companies licensed with Natural Gear. In the hard surface arena, fine products like Gerber Blades, Weatherby rifles, SIGARMS pistols, Legend Craft Boats, Buck Knives, Xpress Boats, and Rich N Tone Duck Calls are some of the companies that utilize our pattern. Other items being camouflaged in Natural Gear include automobiles, using CamoClad adhesive tape, Camo Vision sunglasses, Earth Shoe boots, Hodgman waders, and Polar Heat heated stadium seats.

Revenue from a camouflage patterns license is very profitable; since there is virtually no traditional cost of goods sold associated with licensing revenue. And, while expenditures in advance, to establish the Natural Gear brand, are capital intensive, they are favorably treated as expense. Further, the inherent, intangible value of the intellectual property of the Natural Gear patterns can't be reflected on financial statements at its "true" value due to the limitations of generally accepted accounting principles U.S. applied to such intangible, conclusory "assets". The equivalent of cost of goods sold, in the licensing case, is the continuing cost of branding efforts made to keep the brand strong and position it higher in industry rankings. Natural Gear has had some success to date and is in our view, well positioned for the future due to the significant capital we've committed over more than five years for branding.

Natural Gear has incurred a substantial cumulative net operating loss of approximately $15,000,000 to date. Assuming that we do not encounter federal tax regulation limitations imposed by change of ownership rules, potentially arising from completion of our current private placement, we expect to be able to benefit from the current net operating loss carry-forward to offset taxes which would otherwise be due on future profits from Natural Gear
and  from  the  operations  of  our intended   acquisitions.

Going Concern Doubt

Our consolidated financial statements included in this Annual Report on Form 10-KSB were prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have, however, incurred net losses of approximately $4,406,000 and $5,161,000 for the years ended March 31, 2004 and 2003, respectively. We had a net working capital deficiency of approximately $11,421,000, an accumulated deficit of approximately $17,132,000 at March 31, 2004, and negative cash flows from operating activities of approximately $3,584,000 and $4,348,000 for the years ended March 31, 2004 and 2003, respectively. We have incurred substantial losses since inception. Expansion and development of our business will require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve in 2005, primarily as a result of an increase in sales. We believe that Natural Gear alone might be producing revenue of $4,055,000 for the fiscal year ended March 31, 2006. Additionally, we plan to raise capital through various methods including a currently underway private placement offering of up to $35,000,000 of 8% Convertible Notes. We plan to use these funds to payoff certain existing debt and to finance the planned acquisition of two businesses in the outdoors industry. There can be no assurance of the success of these plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we become unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could be forced to modify, delay or abandon some or all of our business and expansion plans.

Recent Developments

We have nevertheless recently entered into a definitive contract to acquire all of the assets of Hodgman, Inc. which are used and useful in its sporting goods and accessories business, including relative intellectual property, inventories, tangible personal property, accounts receivable, contracts, goodwill and going concern value. Hodgman, Inc. a mid-Western U.S. corporation, is a long standing and well known outdoors products company. The purchase price in the transaction is approximately $13,800,000, subject to closing adjustments based upon a final calculation of the net purchased assets and Hodgman's final closing balance sheet. The acquired business will easily meet our "best-of-brands" philosophy and represents a significant step in the implementation of our outdoors industry holding company business plan. We expect to be able to close the Hodgman assets acquisition on or about July 30, 2004.

We have also recently secured an option to purchase substantially all of the assets of Mack's Sport Shop LLLP, an Arkansas limited liability limited partnership, and Mack's Prairie Wings (collectively "Mack's") used and useful in Mack's outdoors activities businesses, Mack's Sport Shop and Mack's Prairie Wings. The optioned assets include current assets, cash, cash equivalents and the like, and tangible and intangible property comprised of inventories, customer lists, marks, trademarks and other intellectual property and so forth; but do not include the business location real property or a certain private clubhouse located on other real property which shall both remain Mack's property. The exercise purchase price for the assets to be acquired is approximately $8,500,000 with assumption of Mack's liabilities, including trade and bartered liabilities to be determined prior to the exercise of our option.

The Company intends to acquire both Hodgman's and Mack's assets and businesses with proceeds of an exempt private placement of its securities which is currently underway, some three weeks into the private placement offering period. As option holder, we have the right to acquire Mack's business but not the obligation. As in the case of the Hodgman transaction, the Mack's acquisition will represent a further, significant step in the implementation of our holding company management and marketing approach to our outdoors industry participation.

Employees

The Company currently has 8 full time employees, and 1 temporary employee, in addition to our officers, including: 3 in sales and customer service; 1 in fulfillment and purchasing, 3 in administrative positions, and 1 in management. None of the Company's employees are represented by a labor union, nor governed by any collective bargaining agreement. The Company generally reserves the right to hire temporary employees after a period of 3 months. The Company considers relations with its employees as satisfactory.

Risk Factors

You should carefully consider the risks and uncertainties described below, and all the other information included in this annual report on Form 10-KSB before you decide to invest in our common stock. Any of the following risks could materially adversely affect our business, financial condition or operating results and could result in a loss of your investment.


There can be no assurances that we can ever achieve, or if achieved, sustain, profitable operations in future periods.

  We reported net (losses) of $(4,406,000), and $(5,161,000) for the years ended March 31, 2004 and 2003, respectively. We had a 49% decrease in revenues from $3,334,046 in fiscal 2003 to $2,127,322 in fiscal 2004. There are no assurances we will generate future revenues at this level, or that we will become profitable during fiscal 2005 or beyond. If our operations were to continue as unprofitable, our liquidity in future periods would be still further adversely affected. See Going Concern Doubt.


We Have Only A Limited Operating History

     The Company has a limited and unprofitable operating history on which to base any estimate of our future earning prospects. Consequently, prospective investors have little historical operating and minimal positive financial information to assist in determining whether to invest in our common stock.


Going Concern Doubt

Our consolidated financial statements included in this Annual Report on Form 10-KSB were prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have, however, incurred net losses of approximately $4,406,000 and $5,161,000 for the years ended March 31, 2004 and 2003, respectively. We had a net working capital deficiency of approximately $11,421,000, an accumulated deficit of approximately $17,132,000 at March 31, 2004, and negative cash flows from operating activities of approximately $3,584,000 and $4,348,000 for the years ended March 31, 2004 and 2003, respectively. We have incurred substantial losses since inception. Expansion and development of our business will require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve in 2005, primarily as a result of an increase in sales. We believe that Natural Gear alone might be producing revenue of $4,055,000 for the fiscal year ended March 31, 2006. Additionally, we plan to raise capital through various methods including a currently underway private placement offering of up to $35,000,000 of 8% Convertible Notes. We plan to use these funds to payoff certain existing debt and to finance the planned acquisition of two businesses in the outdoors industry [See Notes 8 and 9]. There can be no assurance of the success of these plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we become unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could be forced to modify, delay or abandon some or all of our business and expansion plans.


Our Growth is Largely Dependent Upon Successful Acquisitions

       We will not generate further material revenues until consummation of acquisitions of operating companies with additional active sources of revenue, after which our ability to generate additional revenues and earnings (if any) will be directly dependent upon the operating results of the acquired businesses and the successful integration and consolidation of those businesses into our holding company structure and management's approach. Other than the Hodgman and Mack acquisitions described elsewhere in this report, the Company has no present plans, proposals, arrangements or understandings with any prospective acquisition candidates.

High Risk Investment

      We have generated a cumulative deficit in excess of $17 Million to date. There can be no assurance about when, or if, we will be able to generate substantial additional revenues, become profitable or sustain profitably. Our primary business strategy is dependent to a large extent on our continued ability to identify top brand quality acquisition or joint venture targets and to consummate definitive transactions with them. We may not be successful in identifying such opportunities or in consummating advantageous transactions. Unless we generate significant additional revenues coupled with costs and expenses constraints, we will not become profitable.


Failure to Implement Our Business Strategies May Adversely Affect
Our Financial Performance

      We have determined upon strategies the Company intends to implement to achieve profitable operations. If the Company cannot implement its business strategies, it will significantly hamper our ability to develop our overall business, which could in turn have an adverse effect on the Company's financial performance.
Even if the Company's strategies are successfully implemented, they may not have the favorable impact on operations we currently anticipate. Our strategy includes expanding our market penetration in manufactured apparel as well as expanding our royalty revenue by increasing licensees. In addition our strategy includes acquiring "Best of Brand" companies within the hunting and fishing activities categories. We must successfully achieve our sales goals as well as identify and acquire other companies that meet our acquisition criteria. Our financial performance will be adversely affected if we fail to adequately execute this strategy.


Volatile Customer Demand

     If we are unable to react to changing consumer demand we may lose customers and our sales may decline.


Potential for Product Liability

      We may be subject to product liability lawsuits and our insurance may not be sufficient to cover damages from those related claims.


Dependence on Others

      If our suppliers, distributors, or manufacturers do not supply us with sufficient quantities of product our sales and potential profitability will suffer. We purchase merchandise from relatively few vendors. If there is a disruption in supply from a principal supplier, we may be unable to obtain merchandise required to meet our sales objectives or commitments. Most products we purchase are manufactured abroad. Foreign imports subject us to risks of changes in import duties, quotas, work stoppages, delays in shipment, freight cost increases, and economic uncertainty. If any of these uncertainties were to cause a disruption of trade with these countries, our inventory levels may be reduced or the costs of our products may increase. To date we have not experienced any of these difficulties from our existing suppliers.


Mechanization Risks

      We intend to implement a new information system to manage and operate our E-commerce sales efforts. Implementation of its software could disrupt our operations and adversely impact our financial results and materially adversely affect our business operations.


General Disruption

      We rely on two distribution centers. If there is a natural disaster or other serious disruption we may lose merchandise and be unable to effectively ship to our customers. These events could negatively affect our sales and profitability.

Seasonal Business; Economic Conditions

      Our business is seasonal. Our annual results are highly dependent on the success of our third and fourth quarter sales. Our sales depend on discretionary spending by the consumer. Deterioration of economic conditions or an economic downturn in any of our major markets, or in general, would likely result in declining sales and impair our growth.

      Our sales may also be harmed by unseasonably warm or cold weather conditions. Many of our customers are selling to hunting enthusiasts and are affected by changing weather conditions that vary hunting activity.


Ability to Respond to Changing Business Conditions

      The terms of our existing debt impose operating and financial restrictions upon us, which may impair our ability to respond to changing business and economic conditions. If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance a portion or all of our debt. We are currently seeking, through a private placement offering of convertible debt securities, additional capital to refinance existing debt and to provide funds to acquire two acquisition candidates. There is no assurance that this financing or additional financing, will be successful or that we will ever be able to operate at a profit.


Appropriate Further Acquisitions May Not Be Available; Full
Investment of Private Placement Net Proceeds May be Delayed

       The results of the Company's planned operations are dependent, in part, upon the Company's ability to identify, attract and acquire desirable acquisition candidates or joint venturers. The effort may take considerable time. We may not be successful in identifying, attracting or acquiring desirable candidates, in integrating them into the Company structure or in realizing profits from any acquisitions or joint ventures, if established. Our failure to complete advantageous acquisitions or to operate the acquired companies or joint ventures profitably would have a material adverse effect on the Company's business, financial condition and results of operations.

       Pending their possible application in acquiring businesses or developing new businesses, the net proceeds of our current private placement offering, if any, will be invested in marketable, interest-bearing, investment grade securities. Consequently, pending full application of such proceeds they will yield only that rate of return earned by conservative interest-bearing securities.

       Our intended acquisitions could have an adverse impact on our business. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures into our holding company structure. If we fail to successfully integrate acquisitions, our business would likely suffer.

Need for Staff

       Our success depends on hiring and retaining quality personnel in our operation. We plan to expand our senior level management base as well as our overall employee base. Competition for quality personnel is intense. We are dependent on employees at all levels to execute our business plan. If we are unable to hire and retain employees capable of executing our plans, our business could be adversely affected.
Market Price of Common Stock Volatility

      The market price of our common stock is likely to be volatile. Factors which might cause fluctuation in the price of our common stock may include, among other things:

      *    Variations in quarterly operating results
      *    Changes in financial estimates by analysts
      *    Conditions or trends in our industry
      *    Changes in the market value of similar companies
      *    Changing capital commitments
      *    Sales of our previously restricted common stock
      *    Changing governmental regulations

      Many of these factors are beyond our control. Any of them may cause the price of our common stock to decline, regardless of our operating performance, or in addition to, poor operating performance.


Departures of Our Key Personnel or Directors May Impair Our
Operations

      If any of the Company's executive officers or key non-officer personnel were to leave the Company, our operations may be adversely affected. In particular, retaining our CEO, John Lewis is viewed as important and necessary to the Company's potential success. Mr. Lewis has been instrumental in the
Company's organization and with our President, Mr. Jeff Harris, comprise our key management officials in charge of the daily business operations. If they leave the position as President and Chief Executive Officer, our financial condition and the operations of the Company may suffer. The Company has not entered employment agreements with Messrs. Lewis and Harris, and cannot assure their continued service. Additionally, the Company Directors' community involvement, diverse backgrounds and business relationships are important to the Company's success. If the composition of the Board of Directors changes materially, our business may suffer.


Intense Competition

       While we regard the outdoors activities industry as currently fractionalized and fragmented, it is intensely competitive. There are numerous competitors and anticipated competitors in the field. Many of our competitors and anticipated competitors are larger than we expect to be for the foreseeable future, and many of them have greater financial and personnel resources than we will have for some time. Many of our competitors have greater market presence, name recognition, established customer bases and extensive existing distribution chains that the Company also does not expect to enjoy for some time. Pressure from our competitors could force us to reduce our prices or increase our spending for advertising and promotion. Increased competition in markets in which we sell goods could cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operation.


Government Regulations May Have An Adverse Effect On
Profitability and Growth

      We are generally, and will continue to be, subject to applicable trade, employment and financial government regulation. Our ability to eventually achieve profitability and to grow could be adversely affected by state and federal laws and regulations of the method and manner in which we conduct our business. These regulations are intended primarily to protect consumers and the public at large, not companies or shareholders. In addition, the burden imposed by federal and state regulations may place us at a competitive disadvantage compared to perhaps less regulated or less affected competitors. Future legislation or government policy may adversely affect our operations.


There Are Risks Relating To International Operations

       Our supply lines are primarily outside the United States. If the Company also engages in sales operations involving international markets, it faces risks relating to such matters as currency exchange rate fluctuations, new and different legal and regulatory requirements, political and economic risks relating to the stability of foreign governments and their trading relationships with the United States, difficulties in staffing and managing foreign operations, differences in financial reporting, differences in the manner in which other cultures do business, operating difficulties and other factors. The many difficulties and risks inherent in international operations could, in time, result in material adverse impacts upon the
Company's   business,   financial  condition   and   results   of
operations.


No Dividends

      The Company does not anticipate any payment of Common Stock dividends for the foreseeable future. It is our policy to reinvest earnings, if any, for an undetermined period of time. Future dividend policy will depend on earnings, capital requirements, financial condition, tax structure and other factors that the Board of Directors considers relevant.


We May Not Be Able To Raise Additional Capital On Terms Favorable
To Us

      In the future, should we need additional capital to support our business, expand our operations or maintain our minimum capital requirements, we may not be able to raise additional funds through the issuance of common stock or other securities. Even if we are able to obtain capital through the issuance of common stock or other securities, the further sales of shares could significantly dilute then current ownership interest in the Company and may be made at purchase prices below previous levels.


Our  Board  of Directors is Authorized to Issue Shares of  Common
Stock  and Shares of Preferred Stock Which, If Issued, May Dilute
Existing Ownership Interest

      Our Board of Directors is authorized by our Articles of Incorporation to issue shares of common stock and preferred stock without the consent of shareholders. If we issue shares of common stock our securities holders' interest in the Company's shares would be diluted. Additionally, preferred stock, when issued, may be senior to common stock with respect to voting rights, payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. The existence of preferred stockholders rights senior to common stock holders' rights may reduce the market value of our shares of common stock.


We may not be able to protect our intellectual property rights, and we may be found to infringe on the proprietary rights of others.

     We  rely  on  a  combination  of  trademark,  trade  secret, copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary, including the technology used to operate.

     Litigation or proceedings before the United States Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources, and could seriously harm our business and operating results.

     Third parties may also claim infringement by us with respect to past, current or future matters. We expect that participants in our markets will be increasingly involved in infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time consuming, result in costly litigation, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.


Since all of our operations are housed in a generally single location, we are more susceptible to business interruption in the event of damage to or disruptions in our facility.

     Our headquarters and distribution centers are located in the same building in Arkansas, and all of our shipments of products to our customers are made from this distribution center. We have no present plans to establish any additional distribution centers or offices. Because we consolidate our operations in one location, we are more susceptible to power and equipment failures, and business interruptions in the event of fires, floods and other natural disasters than if we had additional locations. We cannot assure you that we are adequately insured to cover the amount of any losses relating to any of these potential events, business interruptions resulting from damage to or destruction of our headquarters and distribution center; or interruptions or disruptions to major transportation infrastructure or other events that do not occur on our premises.


A portion of our sales are seasonal and our operating results are difficult to predict and may fluctuate.

      Because our operating results are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. The majority of our product sales are affected by the seasons, due to the seasonality of the activities we serve. Industry seasonality trends are divided into percentage of industry sales by quarter. For the quarters ended March 31, June 30, September 30, and December 31 industry sales are 11%, 21%, 28% and 40%, respectively.


Our stock price fluctuates from time to time and may fall below expectations of securities analysts and investors, and could subject us to litigation, which may result in you suffering the loss of your investment.

       The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include: quarterly variations in operating results; changes in accounting treatments or principles; announcements by us or our competitors of new products and services offerings, significant contracts, acquisitions or strategic relationships; additions or departures of key personnel; any future sales of our common stock or other securities; stock market price and volume fluctuations of publicly-traded companies; and general political, economic and market conditions.

     In some future quarters our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the targets of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.


The interest of our controlling stockholder could conflict with those of our other stockholders.

  Mr. John Lewis, our Chief Executive Officer, and our principal shareholder, owns and controls 28.7% of our voting securities. This shareholder is able to influence the outcome of stockholder votes, including votes concerning: the election of directors; amendments to our Articles and By-Laws; and the approval of significant corporate transactions such as a merger or sale of our assets. This controlling influence could have the effect of delaying or preventing a change in control, even if many of our stockholders believe it to be in their best interest.

Reports to Security Holders

We  are  not  required to deliver an annual  report  to  security holders and do not currently intend to do so in the foreseeable future. Audited financial statements comprise a portion of this annual report on Form 10-KSB. We file periodic reports with the U.S. Securities & Exchange Commission ("SEC") consisting of quarterly reports on Form 10-QSB, current reports regarding material developments and matters on Form 8-K and Annual Reports with audited financial statements on Form 10-KSB. Anyone may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Anyone may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our materials electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding electronic filters at: http://www.sec.gov.
------------------


Item 2.  Properties.

  Our lease facilities, including our principal executive offices are located at 5310 South Shackleford Road, Little Rock, Arkansas 72204. The Company entered into a 3 year lease agreement for 3,750 square feet of office space and 10,000 square feet of warehouse space. The current lease expires on December 31, 2004 and is renewable for additional three (3) year terms, by its terms. The annual lease payments as of March 31, 2004 are $45,807.


Item 3.  Legal Proceedings.

We have been served with a lawsuit Complaint claiming damages by a California production company for alleged wrongful termination of an advertising commercial contract against a former wholly-owned subsidiary, McAlister Company. While the suit does not name the Company as a Defendant, we may have derivative liability in the action as the named Defendant's parent. The action has been brought by the Plaintiff in the Superior Court in and for San Bernadino County, California under California State law. Styled RowdyNet vs. McAlister Company; Case No.: SCVSS 104427, the action is currently pending and unresolved. The Company has retained California counsel in the matter and intends to vigorously defend as necessary. We view the worst case scenario for damages against us at less than $15,000.

Other than that case, the Company is not a party to any pending or threatened litigation and knows of no basis upon which any litigation by or against the Company or its current subsidiaries might be based. We do not expect the pending case to have a material adverse effect on our financial condition or results of operations.


Routine Proceedings

The Company anticipates that it will be party to routine litigation and complaints incidental to its, hopefully expanding, business. Management does not believe that the resolution of any or all of such future routine litigation and complaints, if any, will be likely to have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On March 29, 2004, the Company's pre-merger shareholders consented by written action without a meeting to the Company's reverse-split of its common stock on a 1 share for 10 shares basis and to all of the material terms of the Company's merger acquisition of all of the issued and outstanding capital stock and capital stock purchase options of American Apparel and Accessories, Inc., a privately-held Arkansas corporation.

    On April 2, 2004, the Company's pre-merger shareholders, also consented by written action without a meeting to amend the Company's Articles of Incorporation to hold the common stock par value at $.0001, despite the preceeding 1 for 10 reverse split, and to increase the Company's authorized Common Stock to 75,000,000 shares.

Requisite notice to non-consenting shareholders in these actions without a meeting was timely served pursuant to applicable provisions of Chapter 607 of the Florida Corporations Statutes.

                             PART II

Item   5.    Market  for  Registrant's  Common  Equity,   Related
Stockholder Matters and Issuer Purchases of Equity Securities.

       The Company's common shares are traded over-the-counter bulletin board under the symbol "RVHC.OB". The prices set forth below reflect the range of high and low closing prices per share in each of the quarters of fiscal 2004 and 2003 as reported by the over-the-counter bulletin board ("OTCBB").

         Fiscal 2004:     High      Low
         -----------      ----      ---
         First Quarter    $1.60     $1.05

         Second Quarter   $0.75     $0.35

         Third Quarter    $1.60     $0.95

         Fourth Quarter   $2.80     $1.20


         Fiscal 2003:
         -----------

         First Quarter    $3.25     $1.30

         Second Quarter   $1.30     $0.48

         Third Quarter    $2.95     $0.25

         Fourth Quarter   $2.45     $1.10

There were approximately 890 holders of record of our common stock at May 31, 2004. We estimate there were approximately
1,500 beneficial shareholders on that date.


Recent Sales of Unregistered Securities

   On April 23, 2004, we issued 16,479,662 (post-reverse split) shares of the Company's common stock and 7,020,338 options to purchase common stock, in security-for-security exchange for all of the issued and outstanding shares and options of American Apparel and Accessories, Inc. ("A3") in the reverse merger transaction completed on April 23, 2004, to the A3 share and option holders at closing.

   All of these issuances were made in reliance on an exemption from registration under the Securities Act of 1933 in reliance on
Section 4(2) thereof. There were no underwriters involved in any of these issuances and we did not pay any commissions. In each of the foregoing transactions, the recipients were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective exchange of their A3 securities for our common stock and options. No general solicitation or advertising was used in connection with these transactions, the participants had access to business and financial information concerning our Company, and the certificates that were issued representing these shares bear the appropriate legend restricting their transfer absent registration under the Securities Act of 1933, as amended.

Dividend Policy

  The Company has never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends on our common stock will be paid in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Securities Authorized for Issuance under Equity Compensation
Plans


   We have no equity compensation plans in effect. We anticipate implementing an Incentive Stock Option Plan for Officers, Directors and Key Employees prior to December 31, 2004 but no specific plan or plans are currently under consideration as of July 13, 2004.

-----------------------------------------------------------------------------------
Plan Category              Number of           Weighted        Number of securities
                      securities  to be        average         remaining available
                         issued upon           exercise         for future issuance
                         exercise of           price of
                         outstanding         outstanding
                      options, warrants        options,
                          and rights      warrants and rights
                             (a)                 (b)                    (c)
-----------------------------------------------------------------------------------
Equity                       -0-               $  N/A                   -0-
compensation plans
approved by
security holders -

              None
-----------------------------------------------------------------------------------
Equity                       -0-               $ N/A                    -0-
compensation plans
not Approved by
security holders -

              None
-----------------------------------------------------------------------------------
                      ------------------                          ----------------
 Total                       -0-                                        -0-

                      ==================                          ================
-----------------------------------------------------------------------------------


Item  6.   Management's Discussion and Analysis or Plan of
           Operation.

The   Company  is  a  holding  company  with  two  wholly   owned
subsidiaries.  These  are Natural Gear, LLC and  Wildlife  Quest,
Inc.. Natural Gear is a developmental stage manufacturer of camouflage hunting and outdoor apparel. The Company also offers licensees the opportunity to use the trademarked camouflage pattern owned by the Company on a variety of hunting and outdoor goods and receives royalty payments from the goods produced by the licensee. Wildlife Quest is a television production company which produces an outdoor program shown on ESPN2. The Company's fiscal year ends on March 31. On April 23, 2004, the Company remained the surviving entity in a reverse merger with RAM Venture Holdings Corp. The applicable share and per share data included herein have been retroactively restated to give effect to this merger.

Results of Operations
---------------------

The following table presents, for the periods indicated, selected
items  in  the  Consolidated  Statements  of  Operations   as   a
percentage of our net sales:

                                      Years Ended March 31,
                                    --------------------------
                                       2004            2003
                                    ----------      ----------
--------------------------------------------------------------
Net Sales                              100%            100%
--------------------------------------------------------------
Cost of goods sold (1)                 93%              55%
--------------------------------------------------------------
Goss profit                            37%              49%
--------------------------------------------------------------
Selling, general and                   246%            201%
administrative (2)
--------------------------------------------------------------
(Loss) from operations                (209%)          (174%)
--------------------------------------------------------------
Interest expense                       45%              24%
--------------------------------------------------------------
Other income and expense               60%              24%
--------------------------------------------------------------
Goodwill impairment loss (3)            -               11%
--------------------------------------------------------------
(Loss) before taxes                   (269%)          (160%)
--------------------------------------------------------------
Provision for taxes                     -                -
--------------------------------------------------------------
(Loss) Income                         (269%)          (160%)
--------------------------------------------------------------

(1) Cost of goods sold includes the cost o f merchandise, inventory shrinkage, freight, tariffs and duties.
(2) Selling, general and administrative expenses include warehouse expenses, sales and administrative payroll and fringe benefits, advertising and marketing expenses, information systems, legal, accounting, and all expenses associated with operating the Company's corporate headquarters.
(3) The Goodwill impairment loss was due to the write down of the goodwill related to The McAlister Company which was divested in 2003.

Fiscal 2003 Compared to Fiscal 2004
-----------------------------------

Net (Loss)
----------

Our net (loss) decreased by $754,567, or 15%, to ($4,406,003)from
($5,160,570) in 2003. This represented an increase in diluted earnings per share in the amount of $.04, or 14%, to ($.25) from ($.29) in 2003.

Net Sales
---------

Net  sales in 2004 decreased by $1,600,000, or 49%, to $1,633,974 from $3,224,165 in 2003. The decrease resulted primarily from our divestiture of The McAlister Company subsidiary in 2003. McAlister had net sales of $1,100,000 in 2003 and $200,000 in 2004 resulting in a decrease of $900,000 arising from the divestiture. Natural Gear also experienced severe disruptions in its supply chain which resulted in lost net sales of $500,000. We have changed our supply chain from domestic to foreign, inventories have been adjusted to meet demand, and forecasting models have been updated to solve the negative impact caused by the supply chain disruptions experienced. Licensing sales increased by $380,000 or 449% to $490,000 from $110,000 in 2003.
This was a result of strong growth in our licensee relationships.

(Loss) from operations
----------------------

(Loss) from operations decreased by $612,524. This was also due to our divestiture of McAlister which decreased our (loss) from operations by $1,300,000, offset however, by increased television advertising airtime for Natural Gear of $1,420,000.

Gross profit decreased by $962,168, or 62%, to $603,560 from $1,565,818 in 2003. As a percentage of net sales, gross margin decreased to 37% in 2004 from 49% in 2003. This decrease is attributable to write downs in the divested McAlister inventory values, increased shipping costs due to supply problems and higher discounts. We expect the changes made in the supply chain to increase margins above the 49% level of 2003 while increasing quality of manufactured goods and reducing shipping costs.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative expenses decreased $1,574,702 to $4,026,153 from $1,5,600,845 in 2003. Here again, the divestiture of McAlister resulted in a decrease in selling, general and administrative expenses of $1,730,000. Natural Gear advertising expense increased $1,500,000 to $3,000,000 from $1,500,000 in 2003. Bad debt expense decreased $80,000 to $2,000 in 2004 from $82,000 in 2003. Travel and entertainment decreased $80,000 to $170,000 in 2004 from $250,000 in 2003. Payroll expenses  decreased 480,000 to $510,000 from  $590,000  in  2003.
Expenses associated with supply chain problems were $90,000 in 2004 compared with $-0- in 2003. All other selling, general and administrative expenses decreased $95,000 as a result of our expense management initiatives.

Interest Expense, Net

Interest expense decreased by $30,000 to $730,000 in 2004 from $760,000 in 2003.

Liquidity and Capital Resources
-------------------------------

Our primary expense funding requirements are for inventory and brand building expenditures associated with Natural Gear. Our main source of liquidity in both 2004 and 2003 has been short term borrowings backed by an officer's personal guarantees. It is our intention to raise capital, in a currently underway private placement of 8% Convertible Notes of up to $35 million to be used immediately to complete the two proposed acquisitions and to recapitalize  the short term borrowings of Natural  Gear  and  to provide for general and administrative expenses and working capital. There is no assurance that we will be able to complete the private placement as contemplated.

The change in cash and cash equivalents is as follows:


                                             Fiscal Year Ended
                                     --------------------------------
                                     March 31, 2004    March 31, 2003
                                     --------------------------------
---------------------------------------------------------------------
Net cash (used in ) operating        ($3,583,690)   $(4,348,015)
  activities
---------------------------------------------------------------------
Net cash provided by (used in)         1,239,995       (104,097)
  investing activities
---------------------------------------------------------------------
Net cash provided by (used in)        $2,667,647      4,427,641
  financing activities
---------------------------------------------------------------------
Net increase (decrease) in cash      $   323,952   $    (24,471)
---------------------------------------------------------------------

Going Concern Doubt

Our consolidated financial statements included in this Annual Report on Form 10-KSB were prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have, however, incurred net losses of approximately $4,406,000 and $5,161,000 for the years ended March 31, 2004 and 2003, respectively. We had a net working capital deficiency of approximately $11,421,000, an accumulated deficit of approximately $17,132,000 at March 31, 2004, and negative cash flows from operating activities of approximately $3,584,000 and $4,348,000 for the years ended March 31, 2004 and 2003, respectively. We have incurred substantial losses since inception. Expansion and development of our business will require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve in 2005, primarily as a result of an increase in sales. We believe that Natural Gear alone might be producing revenue of $4,055,000 for the fiscal year ended March 31, 2006. Additionally, we plan to raise capital through various methods including a currently underway private placement offering of up to $35,000,000 of 8% Convertible Notes. We plan to use these funds to payoff certain existing debt and to finance the planned acquisition of two businesses in the outdoors industry. There can be no assurance of the success of these plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we become unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could be forced to modify, delay or abandon some or all of our business and expansion plans.

Contractual Obligations and Other Commercial Equivalents

The following table summarizes the Company's material contractual obligations at March 31, 2004, and reflects the timing and magnitude of the effect that they are expected to have on our liquidity and capital requirements in future periods indicated.

                                                       Payments due by period
                                ---------------------------------------------------------------------------------
Contractual Obligations            Total      Less than 1 year  1 - 3 Years     3 - 5 Years     More than 5 Years
-----------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations      $12,260,782     $12,249,569     $   11,303       $   -0-            $   -0-
-----------------------------------------------------------------------------------------------------------------
Operating Lease Obligations     $    45,807     $    45,807     $    -0-         $   -0-            $   -0-
-----------------------------------------------------------------------------------------------------------------
Purchase Obligations            $   159,397     $   159,397     $    -0-         $   -0-            $   -0-
-----------------------------------------------------------------------------------------------------------------
Total                           $12,466,076     $12,454,773     $   11,303       $   -0-            $   -0-
-----------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

  The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.


Item 7.    Financial Statements

   The financial statements of the Company and the related notes are set forth at pages F-1 through F-14, herein.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

  Not applicable.

Item 8A.  Controls and Procedures.

  The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the year ended March 31, 2004, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls over financial reporting during the period covered by this report.

                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act

Our directors, control persons and executive officers are as follows:

     Name                Age       Position
     ----                ---       --------
     John Lewis          45        Chairman and Chief
                                   Executive Officer, Director
     Jeff Harris         52        President
     Larry Rial          43        Director
     Leland Sykes        47        Director of Sales and
                                   Marketing, Director
     Larry Wallace       38        Director
     William Colvin      54        Director
     Shane Jones         42        Director
     Wesley K. Clark     59        Director

John  Lewis was Chairman and Chief Executive Officer of  American
-----------
Apparel since its inception and formation in 1999 to acquire Natgear, LLC as a wholly-owned subsidiary of the Company. Prior to incorporting American Apparel. Mr. Lewis purchased fifty percent (50%) of NatGear, LLC in 1998 from the Company's director, Mr. Larry Rial. Mr. Lewis has also been active in oil and gas development.

Jeff  Harris  was  hired  as President  of  American  Apparel  in
------------
January, 2004. Mr. Lewis convinced Mr. Harris to come out of retirement to become the Company's President. In the period 1998 to 2000, Mr. Harris was President of Transwheel of Florida, Inc., a manufacturer of aluminium car wheels. From 1995 to 1998, he consulted with Transwheel's parent company, Transwheel Inc. From 1993 to 1995, Mr. Harris was President of LMI Acquisition Corp. d/b/a Langerich Meats, inc. in Monroe, Indiana.

Larry  Rial  is responsible for the development of the  Company's
-----------
products. He formed the Company's subsidiary Natural Gear. Mr. Rial sold 50% of that company to Mr. Lewis, the Registrant's Chairman and Chief Executive Officer in 1998. He has served as President of the Company's subsidiary, NatGear, LLC, since 1999. Leland Sykes has served as the Company's Director of Marketing and Sales and National Sales Manager since 1998. Mr. Sykes holds a Business Administration degree from the University of Arkansas conferred in 1978.

Larry  Wallace has served as a director of American  Apparel  and
--------------
Accessories, Inc. since March 2003. He is currently a member of the Company's Board of Directors. Mr. Wallace is also a director of EFO Holdings, Inc. in Dallas, Texas, a group of privately owned companies in the oil and gas and communications businesses. William Colvin has been a principal and acting Secretary/Treasurer of Simsboro Wood Co. in Bernice, Louisiana. From 1981 to 2001, Mr. Colvin was a fifty-percent (50%) owner of Chips of Louisiana, Inc., a private company acquired by Simsboro. These companies are in the timber and lumber manufacturing industry.

Shane  Jones  is  the producer of the Company's television  show,
------------
Wildlife Quest. He was also President of the Company's wholly-owned subsidiary, Wildlife Quest Productions, inc., an Arkansas corporation. Mr. Jones was a director of American Apparel and Accessories, Inc. and has served as President of Wildlife Quest Productions, inc. since 2000. Prior to 2000, Mr. Jones was the owner/operator of an outdoor television production company, Wildlife Quest, Inc., an Oklahoma corporation.

Wesley  K.  Clark recently accepted appointment to the  Company's
-----------------
Board of Directors. He is one of our nation's most distinguished retired military officers and is currently a public speaker, a CNN commentator and a licensed investment banker.

Board of Directors
------------------

Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until the successors are elected and qualified. At present, our bylaws provide for not less than three (3) directors. Currently, we have seven (7) directors. The bylaws permit the Board of Directors to fill any vacancy and appointed such director may serve until the next annual meeting of shareholders or until a successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, at the discretion of the Board. There are no familial relationships between any of the executive officers and directors. Our officers devote full time to the business of the Company.

Board Committees
----------------

The Board of Directors has not established an audit committee nor a compensation committee. The Board establishes guidelines and standards relating to the determination of executive compensation and compensation for our other employees. The Board is currently considering and intends to implement and administer a common stock incentive plan and intends to determine the number of shares covered by, and terms of, options to be granted to executive officers and other employees under this plan.

The Board of Directors recommends independent auditors, reviews internal financial information, reviews audit reports and management letters, participates in the determination of the adequacy of the internal accounting control system, reviews the results of audits with independent auditors, oversees quarterly and yearly reporting, and is responsible for policies, procedures, and other matters relating to business integrity, ethics and conflicts of interests.

Compensation of Directors
-------------------------

Directors are currently not compensated for serving on our Board of Directors.

Code of Ethics
--------------

We have adopted a code of ethics applicable to the Company's principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of ethics is filed with this Annual Report on Form 10-KSB as Exhibit 14.1

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 may require the Company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. As we have no securities registered pursuant to Section 12 of the Exchange Act, the Company believes that no
Section 16(a) reports were applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended March 31, 2004.

Item 10.    Executive Compensation.

     The   following  table  indicates  all  plan  and   non-plan
compensation paid to the Company's officers and directors in the last three fiscal years:



                                            SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                               Long-Term Compensation
                          --------------------------------                  -------------------------------------
                                                                              Award(s )               Payouts
                                                                            -------------------------------------------------
                                                                                         Securities
Name and                                                        Other       Restricted   Underlying
Principal                                                      Annual         Stock      Options/     LTIP        All Other
Position                   Year      Salary($)  Bonus($)   Compensation(#)  Award(s)($)  SARs (#)    Payouts($)  Compensation
-----------------------------------------------------------------------------------------------------------------------------
John Lewis, CEO            2003        -0-         -             -              -           -             -           -
                           2002        -0-         -             -              -           -             -           -
                           2001        -0-         -             -              -           -             -           -
Jeff Harris,               2003        -0-         -             -              -           -             -           -
President
                           2002        -0-         -             -              -           -             -           -
                           2001        -0-         -             -              -           -             -           -
Leyland Sykes,             2003       $100,000     -             -              -           -             -           -
Director of Marketing
                           2002       $100,000     -             -              -           -             -           -
                           2001       $ 80,000     -             -              -           -             -           -

There are no annuity, pension or retirement benefits currently proposed to be paid to Officers, Directors, or employees in the event of retirement at normal retirement date pursuant to any existing plan provided by the Registrant.

We have no employment agreements in place at June 24, 2004.

The Company has no stock option plan or long term incentive plan, and other than Mr. Harris' options as indicated on the following table, has not granted stock appreciation rights or options to employees. We intend to implement an Incentive Stock Option Plan for Officers, Directors and Key Employees by December 31, 2004 but not specific plans are currently under consideration.

The following table sets forth certain information concerning grants of non-plan options to Executive Officers during the two
(2) year period from March 31, 2002 to June 29, 2004. Options indicated represent all options granted to Executive Officers since inception.

              OPTION/SAR GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------
                                          Individual Grants
                        Number of            Percent of
                        Securities          Total Options
                        Underlying            granted          Exercise or
                       Options/SARS        to Employees       Base Price     Expiration
Name                   Granted (shares)    in Fiscal Year     ($/share)         Date
----------------------------------------------------------------------------------------
John Lewis,              652,838               57%                 $.10      12/31/2007
  Chief Executive
  Officer
----------------------------------------------------------------------------------------
Jeff Harris,             300,000 (1)    )     26%               $.001        12/31/2007
  President
----------------------------------------------------------------------------------------

 (b)    (1)   The Company granted Mr. Harris options to purchase
     300,000 shares of its common stock at an exercise price of $.10 per share. The exercise price of those options was arbitrarily determined by the Board of Directors prior to the April 23, 2004 merger. On June 28, 2004, the Board of Directors amended the exercise price of the Harris options to $.001 per share in recognition of Mr. Harris' performance to date as the Company's President. The options were exercised on June 28, 2004. See
     Item 12, page 26.



      AGGREGATED OPTION/SAR EXERCISES AND YEAR END OPTION/SAR VALUE TABLE

----------------------------------------------------------------------------------
      (a)                (b)          (c)           (d)                (e)
----------------------------------------------------------------------------------
Name                   Shares        Value       Number of           Value of
                       Acquired      Realized    Securities       Unexercised In-
                       on            ($)         Underlying         the-Money
                       Exercise                 Unexercised       Options/SARs at
                       (#)                      Options/SARs        FY End ($)
                                                at FY-End (#)       Exercisable/
                                                Exercisable/        Unexercisable
                                                Unexercisable
----------------------------------------------------------------------------------
John Lewis,             -0-           -0-         653,838 -        $1,762,662(1)
  Chief Executive                                Exercisable
  Officer
----------------------------------------------------------------------------------
Jeff Harris,            -0-           -0-         300,000 -        $  810,000(1)
  President                                      Exercisable
----------------------------------------------------------------------------------

  (1) Based upon a closing price at fiscal year end of $2.70 per share. The common stock however is extremely thinly traded with a maximum of only 1,500,000 freely-tradable shares outstanding and the underlying shares, when issued, will be restricted common stock. Accordingly, the realistic fiscal year end value of unexercised options was (and is) vastly less than the values shown.


   LONG-TERM INCENTIVE PLAN ("LTIP" AWARDS IN LAST FISCAL YEAR (1)
----------------------------------------------------------------------------------

                                                 Estimated Future Payouts Under
                                                  Non-Stock Price-Based Plans
                                               -----------------------------------
Name               Number of    Performance
                    Shares,      or Other
                   Units or    Period Until
                     Other     Maturation or   Threshold   Target    Maximum
                  Rights (#)      Payout       ($ or #)   ($or #)   ($ or #)
----------------------------------------------------------------------------------

John Lewis,           -0-           -0-         None       None      None
  Chief Executive
  Officer
----------------------------------------------------------------------------------
Jeff Harris,          -0-           -0-         None       None      None
  President
----------------------------------------------------------------------------------

  (1) The Company currently has no long-term incentive plans in place or effect.

Directors are not compensated for any services provided as a member of our Board of Directors. None of the Company's directors were compensated during our fiscal year completed on March 31, 2004 for any service provided as a director.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

The following sets forth as of June 29, 2004; the beneficial ownership of RAM Venture Holdings Corp. common stock by each person known to the Company to beneficially own more than five (5%) percent of our common stock, including options outstanding as of such date and by the officers and directors of the Company as a group:


Title of Class   Name & Address of             Number of     Percentage
                 Beneficial Owner (1)          Shares (1)    of Class
-----------------------------------------------------------------------
Common Stock     John Lewis                     5,221,845      28.3%
                 5310 South Shackleford Road
                 Little Rock, Arkansas 72204
-----------------------------------------------------------------------
Common Stock     Jeff Harris                      300,000       1.6%
                 5310 South Shackleford Road
                 Little Rock, Arkansas 72204
-----------------------------------------------------------------------
Common Stock     Larry Rial                     2,590,141      14.0%
                 5310 South Shackleford Road
                 Little Rock, Arkansas 72204
-----------------------------------------------------------------------
Common Stock     Leland Sykes                     236,338       1.3%
                 5310 South Shackleford Road
                 Little Rock, Arkansas 72204
-----------------------------------------------------------------------
Common Stock     Larry Wallace                   500,000       2.7%
                 5310 South Shackleford Road
                 Little Rock, Arkansas 72204
-----------------------------------------------------------------------
Common Stock     William Colvin                    60,000       0.3%
                 5310 South Shackleford Road
                 Little Rock, Arkansas 72204
-----------------------------------------------------------------------
Common Stock     Shane Jones                      236,338       1.3%
                 5310 South Shackleford Road
                 Little Rock, Arkansas 72204
-----------------------------------------------------------------------
Common Stock     Wesley Clark                       -0-         -0-
                 5310 South Shackleford Road
                 Little Rock, Arkansas 72204
-----------------------------------------------------------------------

Total Shares of                                 7,811,986      42.3%
5% or more
Beneficial
Ownership
-----------------------------------------------------------------------
Total Shares of                                 9,144,662      49.5%
Officers and
Directors as a
Group
-----------------------------------------------------------------------
Total Shares                                   18,479,692       100%
Issued and
Outstanding
(June 29, 2004)
-----------------------------------------------------------------------

Except as otherwise indicated, all shares are owned directly.


 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

-----------------------------------------------------------------------
 Plan Category     Number of        Weighted        Number of
                 Securities to       average        securities
                be issued upon   exercise price     remaining
                  exercise of    of outstanding   available for
                  outstanding       options,     future issuance
                   options,       warrants and
                 warrants and        rights
                    rights
                      (a)              (b)              (c)
-----------------------------------------------------------------------
Equity                -0-             $ N/A             -0-
compensation
plans approved
by security
holders

         -None-
-----------------------------------------------------------------------

Equity                -0-             $ N/A             -0-
compensation
plans
-----------------------------------------------------------------------



        UNEXERCISED OPTIONS OUTSTANDING AT JUNE 29, 2004

------------------------------------------------------------------------------
        Name            Number of         Percent of   Exercise    Expiration
                          Shares            Total        Price        Date
                        Underlying         Options     ($/share)
                         Options         Outstanding
------------------------------------------------------------------------------
Shane Jones               200,000 (1)       2.98%        $1.00     04/22/2007
------------------------------------------------------------------------------
William Colvin             30,000 (1)       0.4%         $1.25     04/22/2007
------------------------------------------------------------------------------
William Colvin             30,000 (1)       0.4%         $0.10     04/22/2007
------------------------------------------------------------------------------
Frank Blackard             30,000 (1)       0.4%         $1.25     04/22/2007
------------------------------------------------------------------------------
Mark Hennesey              60,000 (1)       0.9%         $1.25     04/22/2007
------------------------------------------------------------------------------
Raymond Remmel             87,500 (1)       1.3%         $1.25     04/22/2007
------------------------------------------------------------------------------
Charles Still (2)       2,000,000 (2)      29.8%         $.001     04/22/2007
------------------------------------------------------------------------------
JBJ Lending Co. (2)     3,000,000 (2)      44.6%         $.001     04/22/2007
------------------------------------------------------------------------------
JBJ Lending Co.           500,000 (1)       7.4%         $0.10     04/22/2007
------------------------------------------------------------------------------
David Howard               50,000 (1)       0.7%         $0.10     04/22/2007
------------------------------------------------------------------------------
Robbie Hinds               50,000 (1)       0.7%         $0.10     04/22/2007
------------------------------------------------------------------------------
Larry Wallace              30,000 (1)       0.4%         $0.10     04/22/2007
------------------------------------------------------------------------------
John Lewis                652,838 (1)       9.7%         $0.10     04/22/2007
------------------------------------------------------------------------------
Total                   6,720,338           100%           -            -
------------------------------------------------------------------------------
Total Held by             942,838          14.0%
Officers & Directors
as a Group
------------------------------------------------------------------------------

(1) Common stock purchase options of American Apparel and Accessories, Inc. outstanding prior to completion of the merger transaction with RAM Venture Holdings Corp. ("Company") and exchanged in the merger, 1-for-1, for options to acquire the Company's restricted Common Stock.

(2) Options to acquire shares of the Company's Common Stock issued, in connection with the Company's acquisition of American Apparel and Accessories, Inc. ("A3"), to shareholders of A3 Class B Preferred Stock, prior to completion of the merger transactions and subsequent cancellation of the A3 Preferred Stock by the Company, post-closing.

Item 12.  Certain Relationships and Related Transactions.

     We have outstanding loan obligations in amounts in excess of $60,000 to our Chief Executive Officer and to several of our Directors, as follows:

                                                         Year Ended March 31,
                                                        ----------------------
                                                          2004          2003
                                                        ---------    ---------
8% note payable to JBJ Lending Company
      (Larry Wallace - Director), dated June 17, 2004   3,000,000    3,000,000
 Note payable to John Lewis (CEO, Director),
      dated April 7, 2003 (6% in 2004; 8% in 2003)
                                                        3,567,078    1,025,438
6.75% note payable to William Colvin
      (Director), dated September 20, 2001                247,332      250,000

                             PART IV

Item 13.    Exhibits and Reports on Form 8-K.

(a)  Documents filed as part of this Form 10-K.

  (1)    Consolidated Financial Statements

The following exhibits are filed as part of this Form 10-K.

  (3)    Articles of Incorporation and By-Laws.

  3.1 Articles of Incorporation, incorporated by reference to the filing of the Registrant's original registration statement on Form S-18

  3.2 By-Laws of the Corporation, incorporated by reference to the filing of the Registrant's original registration statement on Form S-18

  (4)    Instruments Defining the Rights of Security Holders.

  4.1    Form of Common Stock Purchase Option (filed herewith)

  4.2 Specimen common stock certificate (post-reverse 1-for-10 split on April 19, 2004) (filed herewith)

 (10)    Material Contracts.

 10.1 Agreement and Plan of Reorganization by and between the Company and American Apparel and Accessories, Inc. dated March 31, 2004, incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended March 31, 2004.

  (14)   Corporate Code of Ethics

  14.1   Corporate Code of Ethics (filed herewith)

  (16)   Letter re: Change of Certifying Accountant

  16.1 Letter regarding change of certifying accountant, incorporated by reference to the Registrant's Current
         Report on Form 8-K/A dated May 17, 2004

  (21)   Subsidiaries of Registrant.

  21.1   Subsidiaries of Registrant (filed herewith).

  (31)   Certifications.

  31.1   Certification of Principal Executive Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2004, Commission File No. 33-02035-A)

  31.2   Certification of Principal Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended (filed herewith to Exhibit 31.2 of the Registrant's Report on Form 10-K for the year ended March 31, 2004, Commission File No. 33-02035-A)

  (32)   Certifications.

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (filed herewith to Exhibit 32.1 of the Registrant's Report on Form 10-K for the year ended March 31, 2004, Commission File No. 33-02035-A)


(b)      Reports on Form 8-K.

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

     On June 22, 2004, the Registrant filed a Current Report on
     Form 8-K disclosing the Registrant's option to acquire
     "Macks", as Item 2.

Item 14.  Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2004, the Company incurred the following fees for professional services rendered by the principal accountant:

            Fees for Audit Services               $55,000
            Fees for audit-related services       $ 7,328
            Tax fees                              $ 3,040
            All other fees                        $   -0-

The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 13, 2004        RAM VENTURE HOLDINGS CORP.
                             (the "Registrant")

                             By:  /s/ John Lewis
                                --------------------------------
                                John Lewis
                                Chief Executive Officer
                                (principal executive officer)

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on July 13, 2004.

            SIGNATURE            TITLE

/s/ John Lewis                   Chief Executive Officer
-----------------------------    (principal executive officer
John Lewis
                                 Officer and Director

/s/Jeff Harris                   President
-----------------------------
Jeff Harris                      Executive Officer


/s/Jeff Harris                   Chief Financial Officer and Treasurer
-----------------------------
Jeff Harris                      (principal financial and accounting
                                 officer)

                                 Officer

/s/Larry Rial                    Director
-----------------------------
Larry Rial


/s/Leyland Sykes                 Director
-----------------------------
Leland Sykes


/s/Larry Wallace                 Director
-----------------------------
Larry Wallace


/s/William Colvin                Director
-----------------------------
William Colvin


/s/Shane Jones                   Director
-----------------------------
Shane Jones


/s/Wesley Clark                  Director
-----------------------------
Wesley Clark

                          EXHIBIT INDEX
                          -------------

                                             Number of
Exhibit                                        Pages     Incorporated
Number               Description            in Original  By Reference
                                            Document +

 4.1   Form of outstanding Common Stock          5          **
       Purchase Options

 4.2   Specimen Common Stock Certificate         1          **
       (post-reverse 1-for-10 split on
       April 19, 2004)

 14.1  Code of Ethics for Principal              4          **
       Executive Officer and Senior
       Financial Officers

 21.1  Subsidiaries of the Company               1          **

 31.1  Certification of Chief Executive
       Officer Pursuant to Section 302 of        1          **
       the Sarbanes-Oxley Act of 2002

 31.2  Certification of Chief Financial
       Officer Pursuant to Section 302 of        1          **
       the Sarbanes-Oxley Act of 2002

 32.1  Certification Pursuant to 18
       U.S.C. Section 1350, as adopted           1          **
       Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002


** Filed herewith

=======================================================================



                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                     _______________________



                   RAM VENTURE HOLDINGS CORP.


                     _______________________



                     Form 10-K ANNUAL REPORT


                   FOR THE FISCAL YEAR ENDED:

                         MARCH 31, 2004



                     _______________________


                CONSOLIDATED FINANCIAL STATEMENTS

                     _______________________




=======================================================================

                    RAM, INC AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Page
                                                                   ----

Independent Auditors' Reports                                      F-1

Consolidated Balance Sheets - March 31, 2004 and 2003              F-3

Consolidated Statements of Operations - Years Ended
  March 31, 2004 and 2003                                          F-4

Consolidated Statements of Stockholders' Deficit -
  March 31, 2004 and 2003                                          F-5

Consolidated Statements of Cash Flows - Years Ended
  March 31, 2004 and 2003                                          F-6

Notes to Consolidated Financial Statements                      F-7 - F-14

McAlister & Associates, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
---------------------------------------------------------------------------

                                            1 Crestview Plaza, P.O. Box 956
                                               Jacksonville, Arkansas 72078
                                        (501) 982-4491   Fax (501) 982-8518



                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Apparel and Accessories, Inc.
Little Rock, Arkansas

We have audited the accompanying consolidated balance sheet of American Apparel and Accessories, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the representation of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of American Apparel and Accessories, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, Good will and Other Intangible Assets in 2003.

/s/McAlister & Associates, P.A.

Jacksonville, Arkansas
June 27, 2003

                   INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
 RAM Venture Holdings, Corp.

We have audited the accompanying consolidated balance sheet of RAM Venture Holdings Corp. (f/k/a American Apparel and Accessories, Inc.) and its subsidiaries as of March 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAM Venture Holdings Corp. as of March 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 3. The financial statements do not include adjustments that might result from this uncertainty.



                                   /s/Moore Stephens, P.C.

                                   MOORE STEPHENS, P.C.
                                   Certified Public Accountants.

Cranford, New Jersey
May 14, 2004

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------


                                                        March 31,
                                                   2004           2003
                                                -----------    -----------
Assets:
Current Assets:
 Cash                                           $   338,539    $    14,587
 Accounts Receivable - Net                          390,205        395,030
 Inventories - Net                                1,446,199      2,159,026
 Prepaid Expenses                                    73,449        155,750
                                                -----------    -----------
 Total Current Assets                             2,248,392      2,724,393
                                                -----------    -----------

Nonrefundable Deposit on Potential Acquisition       75,000             --

Property And Equipment:
 Furniture and Fixtures                             260,705        407,274
 Machinery and Equipment                             45,923        141,396
 Less Accumulated Depreciation                     (176,104)      (225,711)
                                                -----------    -----------
 Property and Equipment - Net                       130,524        322,959

                                                -----------    -----------
 Total Assets                                   $ 2,453,916    $ 3,047,352
                                                ===========    ===========




See Notes to Consolidated Financial Statements.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------


                                                        March 31,
                                                   2004           2003
                                                -----------    -----------
Liabilities and Stockholders' Deficit:
Current Liabilities:
 Borrowings Under Line Of Credit                $   816,609    $        --
 Demand Notes:
  Related Parties                                 8,848,274      4,598,252
  Others                                            250,000      1,250,000
  Accrued Interest                                  513,971        135,332
 Current Portion Of Notes Payable                 1,820,715      3,151,029
 Current Portion Of Capital Lease Payable                --          7,950
 Accounts Payable                                 1,367,700        615,086
 Other Accrued Expenses                              52,604         38,938
                                                -----------    -----------

 Total Current Liabilities                       13,669,873      9,796,587

Long-Term Debt:
 Notes Payable                                       11,303         83,022
 Capital Lease Payable                                   --          3,060
                                                -----------    -----------

 Total Long-Term Debt                                11,303         86,082
                                                -----------    -----------

Commitments and Contingencies                            --             --
Stockholders' Deficit:
 Common Stock $0.0001 Par Value, Authorized
   75,000,000 Shares; Issued and Outstanding
   17,979,662 Shares at March 31, 2004 and
   2003, respectively                                 1,798          1,798

 Additional Paid-In Capital                       5,902,502      5,888,442

 Accumulated Deficit                            (17,131,560)   (12,725,557)
                                                -----------    -----------

 Total Stockholders' Deficit                    (11,227,260)    (6,835,317)
                                                -----------    -----------

 Total Liabilities and Stockholders' Deficit    $ 2,453,916    $ 3,047,352
                                                ===========    ===========


See Notes to Consolidated Financial Statements.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------


                                                      Years ended
                                                        March 31,
                                                   2004           2003
                                                -----------    -----------
Revenues:
 Net Sales                                      $ 1,633,974    $ 3,224,165
 Licensing                                          493,348        109,881
                                                -----------    -----------

 Total Revenues                                   2,127,322      3,334,046

Cost of Goods Sold                                1,523,672      1,768,228
                                                -----------    -----------

 Gross Profit                                       603,650      1,565,818

Selling and Administrative Expenses               4,026,153      5,600,845
                                                -----------    -----------

 Operating Loss                                  (3,422,503)    (4,035,027)
                                                -----------    -----------

Other Income (Expense):
 Interest Expense                                  (733,500)      (764,311)
 Merger Costs                                      (250,000)            --
                                                -----------    -----------

 Other (Expense)                                   (983,500)      (764,311)
                                                -----------    -----------

 Loss Before Cumulative Effect of Change in
  Accounting Principle                           (4,406,003)    (4,799,338)

Cumulative Effect of Change In
 Accounting Principle -
 Goodwill Impairment                                     --       (361,232)
                                                -----------    -----------

 Net Loss                                       $(4,406,003)   $(5,160,570)
                                                ===========    ===========


Basic and Diluted Net Loss Per Common Share     $     (0.25)   $     (0.29)
                                                ===========    ===========

Basic and Diluted Weighted Average Number
  Of Common Shares Outstanding                   17,979,662     17,979,662
                                                ===========    ===========



See Notes to Consolidated Financial Statements.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------


                                                                         Retained           Total
                                       Common Stock       Additional     Earnings/      Shareholders'
                                    Number of               Paid-in     Accumulated         Equity
                                     Shares     Amount      Capital      [Deficit]         (Deficit)
                                   ----------  --------   -----------   ------------    -------------
Recapitalization as a result
  of  Merger [1]                   16,479,662  $  1,648   $ 4,133,186   $ (7,564,987)   $ (3,430,153)

Equity of Shell in Merger           1,500,000       150          (150)            --              --

Issuance of common stock in
 debt conversion                    3,500,000    35,000     1,720,406             --       1,755,406

Net loss                                   --        --            --     (5,160,570)     (5,160,570)

Recapitalization Adjustment        (3,500,000)  (35,000)       35,000             --              --
                                   ----------  --------   -----------   ------------    ------------

   Balance at March 31, 2003       17,979,662     1,798     5,888,442    (12,725,557)     (6,835,317)

Issuance of common stock            1,406,000    14,060            --             --          14,060

Net loss                                   --        --            --     (4,406,003)     (4,406,003)

Recapitalization Adjustment        (1,406,000)  (14,060)       14,060             --              --
                                   ----------  --------   -----------   ------------    ------------

  Balance  at  March 31, 2004      17,979,662  $  1,798   $ 5,902,502   $(17,131,560)   $(11,227,260)
                                   ==========  ========   ===========   ============    ============





See Notes to Consolidated Financial Statements.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------

                                                           Years ended
                                                             March 31,
                                                        2004           2003
                                                     -----------    -----------

Operating Activities:
 Net Loss                                            $(4,406,003)   $(5,160,570)
 Adjustments to Reconcile Net Loss To Net Cash
  Used in Operating Activities:
  Depreciation                                            91,870        110,123
  Cumulative Effect of Change in Accounting
    Principle                                                  -        361,232
  Provision for Bad Debts                                150,188        130,042
  Provision for Write-Down of Inventories                254,723              -
  Gain on Sale of Assets                                 (38,351)             -

Changes in Operating Assets and Liabilities:
 Accounts Receivable                                    (311,498)       (93,773)
 Inventories                                            (456,089)       235,022
 Prepaid Expenses                                         61,551        332,404
 Other Assets                                            (75,000)       (29,526)
 Accounts Payable                                        752,614        (70,797)
 Accrued Interest Payable                                359,894        168,074
 Other Accrued Expenses                                   32,411       (330,246)
                                                     -----------    -----------

 Net Cash Used In Operating Activities                (3,583,690)    (4,348,015)
                                                     -----------    -----------

Investing Activities:
 Capital Expenditures                                    (29,012)      (104,097)
 Proceeds From Sale of Assets                          1,269,007             --
                                                     -----------    -----------

Net Cash Provided By (Used In) Investing
  Activities                                           1,239,995       (104,097)
                                                     -----------    -----------

Financing Activities:
 Borrowings on Line of Credit                            816,609             --
 Borrowings on Notes Payable                           6,849,140      6,940,760
 Payments on Notes Payable                            (5,001,152)    (2,524,129)
 Borrowings (Payments) on Capital Lease                  (11,010)        11,010
 Issuance of Common Stock                                 14,060             --
                                                     -----------    -----------

 Net Cash Provided By Financing Activities             2,667,647      4,427,641
                                                     -----------    -----------

 Net Increase (Decrease) in Cash                         323,952        (24,471)

Cash - Beginning of Year                                  14,587         39,058
                                                     -----------    -----------

 Cash - End of Year                                  $   338,539    $    14,587
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:
 Cash Paid for Interest                              $   373,606    $   595,999
 Conversion of Related Party Debt To Equity
   (Issuance Of 3,500,000 Shares of Common Stock)    $        --    $ 1,755,406


See Notes to Consolidated Financial Statements.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

[1]  Organization and Basis of Presentation and Nature of Operations

RAM Venture Holdings Corp. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program to relieve the need for incarceration in a jail or similar facility. The Company was commercially active in that area until mid-1998. On August 31, 1998, the Company sold its electronic monitoring business and has had no commercial operations since then.

Early in March, 2004, the Company entered into discussions and negotiations with American Apparel and Accessories, Inc. ("A3"), a privately-held Arkansas corporation, regarding the Company's acquisition of all of the capital stock of A3 in a reverse merger transaction in which the Company would be the surviving entity and its management and Board of Directors replaced by the management and Board of Directors of A3. On March 31, 2004, the Company entered into a definitive agreement and plan of reorganization with A3.

On April 21, 2004, the reverse merger was completed. Prior to the consummation of the merger, the Company completed a 1-for-10 reverse stock split, effective April 19, 2004, for stockholders of record on the record date, April 16, 2004, in which each ten shares of the Company's common stock were converted into one share of the Company's common stock.

In exchange for the acquisition of A3, the Company issued an aggregate of 16,479,692 shares of its post-reverse split, restricted common stock and options to purchase up to 7,020,308 additional shares of post-reverse split common stock to the A3 stockholders for cancellation of their canceled A3 common and preferred stock and unexercised A3 stock options. The pre-merger stockholders received cash in the amount of $250,000, paid by A3 as a material aspect of the reverse merger transaction. This amount has been expensed as "Merger Costs" in the Statement of Operations. For accounting purposes, the merger is being treated as a recapitalization of A3 with an issuance of shares for cash by A3, with A3 as the acquirer. Shares issued of 16,479,692 are shown as outstanding for all periods presented in these financial statements in the same manner as for a stock split. Pro forma information on this transaction is not presented as, at the date of this transaction, RAM is considered a public shell and accordingly, the transaction will not be considered a business combination. Operations prior to April 21, 2004 are those of A3.

With closing of the reverse merger transaction, all of the A3 common and preferred stock was canceled and all of its assets and liabilities became the assets and liabilities of the Company, as the surviving entity.

Prior to consummation of the reverse merger, all of the assets and liabilities of the Company then in existence were transferred to a wholly-owned subsidiary, Corrections Systems International, Inc. (CSII). These net assets were distributed to pre-merger stockholders in the form of all the restricted common stock of CSII.

Upon closing of the merger, the Company's pre-merger stockholders held six percent (6%) of the issued and outstanding ownership interest in the surviving entity, and the stockholders of A3 held substantially all of the remaining ownership interests in the surviving entity.

References to the "Company," "we", "our", and "us" refer  to  RAM
Venture Holdings Corp. and our subsidiaries.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
-----------------------------------------------------------------------


[1]  Organization and Basis of Presentation and Nature of Operations
     [Continued]

A3 was incorporated in the state of Arkansas in 1999 to build a portfolio of brands specializing in outdoor sports inspired apparel and accessories, which personify the hunting and fishing lifestyle. Concurrent with its formation, A3 purchased Natgear, L.L.C., which owns the copyrights on several camouflage patterns and derives revenue from both royalty-licensing and wholesale and retail sales. Also in April 1999, A3 purchased McAlister Company, Inc. (McAlister), a manufacturer of upscale clothing for the sportsman lifestyle. In October 2003, A3 sold the assets of McAlister. In June 2000, A3 purchased Wildlife Quest Productions, Inc., a television production company that specializes in producing hunting shows, currently Wildlife Quest, which airs on ESPN and generates advertising revenues. Our customers are located in the United States, primarily in the Midwest and East regions.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Ram Venture Holdings Corp. and its wholly-owned subsidiary, A3. Included in the consolidation with A3 are its wholly-owned subsidiaries, Natural Gear, LLC, Wildlife Quest, Inc. and McAlister Company, Inc. Intercompany balances and transactions have been eliminated.

Use of Estimates - The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions.

Inventories - Inventories, which consist primarily of finished goods, are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. As of March 31, 2004, an allowance for slow moving inventory of $81,000 has been established.

Revenue  Recognition  -  Sales are  recognized  as  products  are
shipped.   Revenue  from license agreements is  recognized  based
upon contractual terms which generally result in revenue to us when products are sold.

Risk Concentrations - Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions to limit credit exposure. We believe no significant concentration of credit risk exists with respect to these investments. Two customers comprise approximately 28% and 37% of the trade accounts receivable at March 31, 2004 and 2003, respectively. We believe the risk is limited because the customers are large retailers with a strong financial position.

We use a third-party agent for the purchase of apparel and accessories from foreign manufacturers.

We   generally  do  not  require  collateral  for  our  financial instruments.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
-----------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Accounts Receivable - We record accounts receivable at estimated net realizable value. An allowance for doubtful accounts is recorded based upon our estimate of uncollectible accounts, determined by analysis of specific customer accounts and a general reserve based upon agings of outstanding balances. Past due balances and delinquent receivables are charged against the allowance when they are determined to be uncollectible. We do not recognize interest income on outstanding accounts receivable.

The allowance for doubtful accounts was $73,231 and $81,959 at March 31, 2004 and 2003, respectively.

Property and Equipment - Property and equipment are stated at cost, including the cost of additions and improvements that materially extend asset lives. Maintenance and repairs are charged to operations as incurred.

Depreciation is computed on the straight-line method for financial reporting purposes over estimated useful lives ranging from 3 to 10 years. Depreciation expense amounted to $91,870 and $110,123 for the years ended March 31, 2004 and 2003, respectively.

Goodwill - Effective April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer amortized for financial reporting purposes, however, it is tested annually for impairment. For income tax purposes, goodwill is amortized over 15 years.

As a result of adopting the provisions of SFAS No. 142, we recorded a transitional impairment loss of $361,232 which is reflected in the fiscal 2003 consolidated statement of operations as the cumulative effect of change in accounting principle. The basic and diluted per share amount of the impairment loss was $(.02).

Advertising Costs - Advertising costs are expensed in the  period in  which  the  cost  is  incurred.  Selling  and  administrative expenses  include advertising costs of $2,148,450 and  $2,918,680 for fiscal 2004 and 2003, respectively.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the immediate or short-term maturity of these financial instruments. We estimate that the carrying amount of our short-term debt and notes payable, based on current rates and terms at which we could borrow funds, approximates the amounts reflected in our balance sheets as of March 31, 2004 and 2003.

Impairment of Long-Lived Assets - Long-lived assets held and used by us are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available in the circumstances. The estimate of fair value shall consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved and fundamental analysis.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
-----------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Such investments are valued at quoted market prices. We had no cash equivalents as of March 31, 2004 and 2003.

Income Taxes - Pursuant to SFAS No. 109, "Accounting for Income Taxes," income tax expense [or benefit] for the year is the sum of deferred tax expense [or benefit] and income taxes currently payable [or refundable]. Deferred tax expense [or benefit] is the change during the year in our deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation - We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" [APB No. 25] with regard to the accounting for our employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. We apply the provisions of SFAS No. 148, and SFAS No. 123," to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 148 to employee stock-based compensation.

Reclassifications - Certain reclassifications have been  made  to the  2003  financial statements in order to conform to  the  2004 presentation without any effect on net loss or stockholders' deficit.

Shipping and Handling Costs - Shipping and handling costs of $106,141 and $104,973 are included in cost of sales for the years ended March 31, 2004 and 2003, respectively.

Earnings (Loss) Per Share Calculation - Net loss per share is based on the weighted average number of shares outstanding reflecting the 16,479,662 shares issued in the merger and the 1,500,000 post reverse stock split shares as outstanding for all periods presented.

Earnings  (Loss)  per  common  share  are  calculated  under  the
provisions   of  SFAS  No.  128,  "Earnings  per  Share,"   which
establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

New Authoritative Accounting Pronouncements - In November 2002, the FASB, issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002. Our adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on our results of operations or financial position.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
-----------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

New Authoritative Accounting Pronouncements [Continued] - In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.

On October 8, 2003, the FASB deferred the implementation date for FIN 46 as it relates to variable interest entities that existed prior to February 1, 2003 and in December 2003 the FASB issued a revised FIN 46. The revised effective date for us is the end of the first reporting period ending after March 15, 2004 (March 31, 2004). The adoption of this standard did not have a material impact on our consolidated financial statement.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149, effective July 1, 2003, did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on our results of operations or financial position.

[3] Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of approximately $4,406,000 and $5,161,000 for the years ended March 31, 2004 and 2003, respectively. Additionally, we had a net working capital deficiency of approximately $11,421,000 and accumulated deficit of approximately $17,132,000 at March 31, 2004, and negative cash flows from operating activities of approximately $3,584,000 and $4,348,000 for the years ended March 31, 2004 and 2003, respectively. We have incurred losses since inception. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern. Our management expects cash flows from operating activities to improve in 2005, primarily as a result of an increase in sales, and plans to raise capital through various methods including a private placement offering of up to $35,000,000 of 8% Convertible notes.. We plan to use these funds to payoff certain existing debt and to finance the planned acquisition of two businesses in the outdoors industry [See Notes 8 and 9]. There can be no assurance of the success of these plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
-----------------------------------------------------------------------

[4] Debt

We have a line of credit agreement with a bank for a maximum borrowing capacity of $2,250,000. The line has an adjustable interest rate of 1% over prime (5% at March 31, 2004) and matures August 1, 2004. At March 31, 2004, the total outstanding balance was $816,609. The line is collateralized by accounts receivable, inventories and a personal guaranty by the Company's CEO.

Notes payable consist of the following:

                                                                             March 31,
                                                                     --------------------------
                                                                        2004            2003
                                                                     -----------    -----------
Financial Institutions:

5% note payable to bank dated May 31, 2003, maturing
 on August 1, 2004.  The note is collateralized by accounts
 receivable, inventories, stock and a personal guaranty by
 our CEO and interest is payable monthly.                            $ 1,600,000    $ 2,999,541

6.75% note payable to bank dated April 18, 2002, due upon demand.            --         500,000
9% note payable to bank dated April 24, 2000 due in monthly
 installments of $1,744 including principal and interest,
 maturing May 24, 2007.                                                   63,510         73,478

9% note payable to bank maturing on June 30, 2004.  The note is collateralized by certain receivables, inventories and
 equipment and interest is payable quarterly.                             58,235        115,000

Other note payable due in monthly installments through 2007
 collateralized by certain equipment.                                     23,639         46,032

Demand Notes - Related Parties:

8% note payable to JBJ Lending Company (Larry Wallace -
 Director and stockholder), dated July 17, 2002.                       3,000,000      3,000,000

Note payable to John Lewis (CEO and stockholder), dated
 April 7, 2003 (6% in 2004; 8% in 2003).                               3,567,078      1,025,438

6.75% note payable to Raymond and Margarita Remmell
 (stockholder), dated December 10, 2001.                                      --        250,000

6.75% note payable to William Colvin (stockholder), dated
 September 20, 2001.                                                     247,332        250,000
                                                                     -----------    -----------
 Totals - Forward                                                    $ 8,559,794    $ 7,759,489


RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
-----------------------------------------------------------------------

[4] Debt [Continued]

                                                                             March 31,
                                                                     --------------------------
                                                                        2004            2003
                                                                     -----------    -----------
 Totals - Forwarded                                                  $ 8,559,794    $ 7,759,489

6% note payable to L & R Resources (stockholder), dated
 April 7, 2004.                                                           13,864         72,814

8%  note  payable to Charles Still (stockholder), dated June  10,
2003.                                                                  1,990,000             --

7% note payable to MLR Enterprises, Inc. (stockholder),
 dated August 22, 2003.                                                   30,000             --

Other:

6.25% note payable dated September 19, 2001, due upon demand.            250,000        250,000

8.25% note payable due upon demand.                                           --        500,000

7% note payable, due on demand, dated February 6, 2004, maturing
 on August 6, 2004.                                                       86,634             --
                                                                     -----------    -----------

 Totals                                                              $10,930,292    $ 9,082,303
                                                                     ===========    ===========

Maturities of notes payable (other than demand notes) are as follows:

March 31,
---------
 2005                                          $ 1,820,715
 2006                                               11,303
                                               -----------
 Total                                         $ 1,832,018
                                               ===========



[5] Leases

We  lease  our  facilities and certain equipment under  operating lease  agreements that expire in 2005.  Rent expense was  $81,093
and  $64,835  for  fiscal 2004 and 2003,  respectively.   Minimum
lease payments in 2005  are $45,807.

[6] Income Taxes

At March 31, 2004, we had net operating loss carryforwards totaling approximately $15 million to offset federal and state taxable income in future years. These carryforwards will expire in 2021 through 2024 for federal purposes and 2006 through 2009 for state purposes. We have provided a 100% valuation allowance against our deferred tax asset at March 31, 2004 and 2003. The increase in the valuation allowance was approximately $1,672,000 and $1,961,000 for the years ended March 31, 2004 and 2003, respectively.

RAM VENTURE HOLDINGS CORP.
(F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
-----------------------------------------------------------------------

[7] Stock Options

The following table summarizes information about common stock purchase options outstanding and options exercisable as of March
31, 2004:


                                  Options Outstanding           Options Exercisable
                              --------------------------   ----------------------------
                              Weighted
                  Number of    Average      Weighted         Number       Weighted
Range of          of Shares   Remaining      Average        of Shares      Average
Exercise Price   Outstanding    Life      Exercise Price   Exercisable   Exercise Price
--------------   -----------  ---------   --------------   -----------   --------------

$1.00 - $1.250       407,500   3 Years       $  1.130          407,500     $  1.130
        $0.100     1,612,838   3 Years       $  0.100        1,612,838     $  0.100
        $0.001     5,000,000   3 Years       $  0.001        5,000,000     $  0.001



[8] Commitments and Contingencies

Acquisition of Business - We have entered into a contract with Hodgman, Inc. (Hodgman), an outdoor products Illinois corporation and its stockholders for acquisition by us of all of Hodgman's assets used and useful in its sporting goods and accessories business including relative intellectual property, inventories, tangible personal property, accounts receivable, contracts, goodwill and going concern value. The purchase price in the proposed acquisition is approximately $13,795,000 subject to closing adjustments based upon a final calculation of the net purchased assets and Hodgman's final closing balance sheet. The acquisition is expected to close on or about July 30, 2004. The Company has made a nonrefundable deposit of $75,000 related to the acquisition.

Other - The Company has a media buy contract for advertising for fiscal 2004 and 2003. Included in accounts payable at March 31, 2004 and 2003, is $685,000 and $285,000, respectively, due under the contract. The Company is committed under the fiscal 2004 contract for an additional amount of approximately $935,000 for media buy from April through December 2004.

[9]  Subsequent Events - Unaudited [Subsequent to the Date of the
Auditor's Report]

Private Placement Offering - We intend to raise capital for acquisitions and other general purposes through a private placement offering of up to $35,000,000 of 8% convertible notes.. We plan to use these funds to payoff certain existing debt and to finance the planned acquisition of two businesses in the outdoors industry.

Common Stock Issuance - In June 2004, 200,000 shares of our common stock were issued to a vendor for services rendered.

Exercise  of Common Stock Options -  On June 28, 2004, our  Chief
Financial Officer exercised options to purchase 300,000 shares of our common stock at an exercise price of $0.001 per shares.

Option on Business Acquisition - We have secured an option to purchase substantially all of the assets of Mack's Sport Shop LLLP, an Arkansas limited liability limited partnership, and Mack's Prairie Wings (collectively "Mack's") used and useful in Mack's outdoors activities businesses, Mack's Sport Shop and
Mack's Prairie Wings. The optioned assets include current assets, cash, cash equivalents and the like, and tangible and intangible property comprised of inventories, customer lists, marks, trademarks and other intellectual property and so forth; but do not include the business location real property or a certain private clubhouse located on other real property which shall both remain Mack's property. The exercise purchase price for the assets to be acquired is approximately $8,500,000 with assumption of Mack's liabilities, including trade and bartered liabilities to be determined prior to the exercise of our option.