Form 10QSB
period 2004-06-30
RAM VENTURE HOLDINGS CORP
filed 2004-08-19
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-QSB

[XX]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended June 30, 2004

                                    OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                                33-02035-A
                                ----------
                         (Commission File Number)

                        RAM VENTURE HOLDINGS CORP.
                        --------------------------
(Exact name of Small Business Registrant as specified in its charter)

        Florida                                   59-2508470
        -------                                   ----------
  (State or other jurisdiction of               (IRS Employer
  incorporation or organization)             Identification Number)

    5310 South Shackleford Road, Suite D, Little Rock, Arkansas 72204
    -----------------------------------------------------------------
               (Address of Principal Executive Offices)


                            (501) 228-5590
                            --------------
                    (Registrant's Telephone Number)


    ---------------------------------------------------------------------
    (Former Name, Former Address and former Fiscal Year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]      NO   [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a
court.  YES [ ]   NO  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2004 was 18, 479,6392.

                  RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                  INDEX
                                  -----

PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements

Consolidated Balance Sheet - June 30, 2004 (Unaudited).

Consolidated Statements of Operations - Three months ended June
30, 2004 and 2003 (Unaudited).

Consolidated Statements of Stockholders' Deficit - June 30, 2004
(Unaudited).

Consolidated Statements of Cash Flows - Three months ended June
30, 2004 and 2003 (Unaudited).

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis or Plan of
Operation.

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.   Changes in Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS

                 RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2004


                         RAM VENTURE HOLDINGS CORP.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          RAM Venture Holdings Corp.

             (f/k/a American Apparel and Accessories, Inc.)

                        Consolidated Balance Sheets

                                (Unaudited)

                               June 30, 2004


                                    2004                                                        2004
                                   ------                                                      ------

Assets                                       Liabilities and Stockholders' Deficit

Current Assets                               Current Liabilities
 Accounts receivable, net        $182,997     Bank overdraft                                  222,940
 Inventories, net               1,554,363     Borrowings under line of credit                 816,609
 Prepaid expenses                  39,400     Demand notes:
                                ----------
Total current assets            1,776,760      Related parties                              9,273,441
                                               Others                                         250,000
Nonrefundable deposit on
Hodgman acquisition                75,000      Accrued interest                               696,722
                                              Current portion of notes payable              1,666,425
Property and Equipment                        Current portion of capital lease payable              -
 Furniture and fixtures           268,652     Accounts payable                              1,272,410
 Machinery and equipment           45,923     Other accrued expenses                           30,620
                                                                                           -----------
 Less accumulated depreciation   (191,167)   Total current liabilities                     14,229,167
                                ----------
                                  123,408
                                ----------
                                             Long-Term Debt
                                              Notes payable                                    11,303
                                                                                           -----------
                                                                                               11,303

                                             Stockholders' Deficit
                                              Common stock  $0.0001 par value,
                                               authorized 75,000,000 shares;
                                               issued and outstanding 18,479,662
                                                                                                1,848
                                              Additional paid-in capital                    5,952,452
                                              Deficit                                     (18,219,602)
                                                                                           ----------
                                                                                          (12,265,302)
                                                                                           ----------

Total Assets                   $1,975,168     Total Liabilities and Stockholders' Deficit  $1,975,168
                               ==========                                                  ==========



See notes to consolidated financial statments.

                         RAM Venture Holdings Corp.

             (f/k/a American Apparel and Accessories, Inc.)

                 Consolidated Statements of Operations

                              (Unaudited)

              Three Months Ended June 30, 2004 and 2003



                                                           2004            2003
                                                       ------------     ------------

Revenues
  Net sales                                              $202,535         $303,006
  Licensing                                                80,595           78,000
                                                       ------------     ------------
                                                          283,130          381,006
Cost of goods sold                                        102,616          445,217
                                                       ------------     ------------
  Gross profit (loss)                                     180,514          (64,211)

Selling and administrative expenses                       426,433          652,174
                                                       ------------     ------------

Operating loss                                           (245,919)        (716,385)

Other Expense
  Interest                                               (229,400)        (281,195)
  Merger costs                                           (612,723)               -
                                                       ------------     ------------

Net loss                                              $(1,088,042)       $(997,580)
                                                      =============     ============

Basic and diluted net loss per common share                $(0.06)          $(0.06)
                                                      =============     ============

Basic and diluted weighted average number of common
  shares outstanding                                   18,067,574        17,979,662
                                                      =============     ============




See notes to consolidated financial statements.

                          RAM Venture Holdings Corp.

               (f/k/a American Apparel and Accessories, Inc.)

              Consolidated Statements of Stockholders' Deficit

                                (Unaudited)

                                                                                           Retained
                                                                                           Earnings/
                                                 Common Stock            Additional       Accumulated
                                            Shares          Amount      Paid-In Capital    (Deficit)
                                         --------------------------------------------------------------

Recapitalization as a result of merger    16,479,662      $    1,648     $  4,133,186    $  (7,564,987)

Equity of shell in Merger                  1,500,000             150             (150)               -

Issuance of common in debt conversion      3,500,000          35,000        1,720,406                -

Net loss                                           -               -                -       (5,160,570)

Recapitalization Adjustment               (3,500,000)        (35,000)          35,000
                                         --------------------------------------------------------------

Balance at March 31, 2003                 17,979,662           1,798        5,888,442      (12,725,557)

Issuance of common stock                   1,406,000          14,060                -                -

Net loss                                           -               -                -       (4,406,003)

Recapitalization adjustment               (1,406,000)        (14,060)          14,060                -
                                         --------------------------------------------------------------

Balance at March 31, 2004                 17,979,662           1,798        5,902,502      (17,131,560)

Stock issued for services                    200,000              20           19,980

Stock issued upon exercise of options        300,000              30           29,970                -

Net loss                                           -               -                -       (1,088,042)
                                         --------------------------------------------------------------

Balance at June 30, 2004                  18,479,662      $    1,848     $  5,952,452      $(18,219,602)
                                         ==============================================================

See notes to consolidated financial statments.

                         RAM Venture Holdings Corp.

             (f/k/a American Apparel and Accessories, Inc.)

                  Consolidated Statements of Cash Flows

                                (Unaudited)

                Three Months Ended June 30, 2004 and 2003



                                                         2004           2003
                                                      ----------     ----------

Operating Activities
Net loss                                             $(1,088,042)   $  (997,580)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non cash cost of capital                                  49,700              -
Depreciation                                              15,059         30,677
Provision for bad debts (recovery)                        (1,243)         2,521
Provision for write-down of inventories                        -        206,605
Changes in operating assets and liabilities:
Accounts receivable                                      208,451         61,763
Inventories                                             (108,164)      (236,843)
Prepaid expenses                                          34,049        (10,680)
Accounts payable                                         (95,290)        52,583

Accrued interest payable                                 182,751        117,555
Other accrued expenses                                   (21,984)       (26,194)
                                                      ----------     ----------
Net cash used in operating activities                   (824,713)      (799,593)

Investing Activities
Capital expenditures                                      (7,943)             -
Proceeds from sale of assets                                   -         10,357
                                                      ----------     ----------
Net cash provided by (used in) investing activities       (7,943)        10,357

Financing Activities
Change in bank overdraft                                 222,940        127,455
Borrowings on notes payable                              760,000      2,595,950
Payments on notes payable                               (489,123)    (1,948,756)
                                                      ----------     ----------
Net cash provided by financing activities                493,817        774,649
                                                      ----------     ----------

Net decrease in cash                                    (338,839)       (14,587)
 Cash, beginning of period                               338,839         14,587
                                                      ----------     ----------

 Cash, end of period                                 $         -    $         -
                                                      ==========     ==========
Supplemental Disclosures of Cash Flow Information
Cash paid for interest                               $    46,673    $    71,049
                                                      ==========     ==========



See notes to consolidated financial statements

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004


[1] Organization and Basis of Presentation and Nature of Operations

RAM Venture Holdings Corp. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program to relieve the need for incarceration in a jail or similar facility. The Company was commercially active in that area until mid-1998. From August 31, 1998, through a reverse merger transaction on April 21, 2004, the Company had no commercial operations.

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

In exchange for the acquisition of A3, the Company issued an aggregate of 16,479,692 shares of its post-reverse-split, restricted common stock and options to purchase up to 7,020,308 additional restricted shares of post-reverse split common stock to the A3 stockholders for cancellation of their A3 common and preferred stock and unexercised A3 stock options. The pre-merger Company received cash in the amount of $250,000, paid by A3 as a material aspect of the reverse merger transaction. This amount has been expensed as "Merger Costs" in the Statement of Operations. For accounting purposes, the merger is being treated as a recapitalization of A3 with an issuance of shares for cash by A3, with A3 as the acquirer. Shares issued of 16,479,692 are shown as outstanding for all periods presented in these financial statements in the same manner as for a stock split. Pro forma information on this transaction is not presented as, at the date of this transaction, RAM is considered a public shell and accordingly, the transaction will not be considered a business combination. Operations prior to April 21, 2004 are those of A3.

With closing of the reverse merger transaction, all of the A3 common and preferred stock was canceled and all of its assets and liabilities became the assets and liabilities of the Company, as the surviving entity.

Prior to and coincident with consummation of the reverse merger, all of the assets and liabilities of the Company then in existence, including the $250,000 in cash received in the transaction, were transferred to a wholly-owned subsidiary, Corrections Systems International, Inc. (CSII). These net assets were scheduled to be distributed to pre-merger stockholders in the form of all the restricted common stock of CSII.

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

References to the "Company," "we", "our", and "us" refer to RAM
Venture Holdings Corp. and our subsidiaries.

[1] Organization and Basis of Presentation and Nature of Operations
[Continued]

A3 was incorporated in the state of Arkansas in 1999 to build a portfolio of brands specializing in outdoor sports inspired apparel and accessories, which personify the hunting and fishing lifestyle. Concurrent with its formation, A3 purchased Natgear, L.L.C., which owns the copyrights on several camouflage patterns and derives revenue from both royalty-licensing and wholesale and retail sales. Also in April 1999, A3 purchased McAlister Company, Inc. (McAlister), a manufacturer of upscale clothing for the sportsman lifestyle. In October 2003, A3 sold the assets of McAlister. In June 2000, A3 purchased Wildlife Quest Productions, Inc., a television production company that specializes in producing hunting shows, currently Wildlife Quest, which airs on ESPN and generates advertising revenues. Customers are located in the United States, primarily in the West and Midwest regions..

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended March 31, 2004 included in the Company's Form 10KSB.

The consolidated financial statements include the accounts of Ram Venture Holdings Corp. and its wholly-owned subsidiaries. Included in the consolidation are its wholly-owned subsidiaries, Natural Gear, LLC, Wildlife Quest, Inc. and former subsidiary, McAlister Company, Inc. Intercompany balances and transactions have been eliminated.

The results of operations for the current three month period are not necessarily indicative of the results to be expected for the full year.

[2] Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a net working capital deficiency of approximately $12,452,000 and accumulated deficit of approximately $18,220,000 at June 30, 2004, and negative cash flows from operating activities of approximately 339,000 for the three months then ended. The expansion and development of our $business requires additional capital. These conditions raise significant and substantial doubt about our ability to continue as a going concern. Management expects cash flows from operating activities to improve in 2005, primarily as a result of an increase in sales. We continue to plan to raise capital through equity financing to payoff certain existing debt and to finance the planned acquisition of two businesses in the outdoors industry. We have however, already encountered difficulty in that regard and there is and can be no assurance of any success in these plans.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows, or if we are unable to obtain significant additional capital, we will be forced to modify, delay or abandon some or all of our business and expansion plans.

[3] Stock-Based Compensation

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) with regard to the accounting for our employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. We apply the provisions of SFAS No. 148, and SFAS No. 123 to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 148 to employee stock-based compensation, when relevant

Our Chief Financial Officer received options in April 2004 to purchase 300,000 shares of our common stock at an exercise price of $0.001 per share which he exercised in June 2004.

In June 2004, 200,000 shares of our common stock and warrants for the purchase of 500,000 shares of our common stock at $.01 per share were issued to a vendor for services rendered.

[4] Other

Acquisition of Business - We have entered into a contract with Hodgman, Inc. (Hodgman), an outdoor products Illinois corporation and its stockholders for acquisition by us of all of Hodgman's assets used and useful in its sporting goods and accessories business including relative intellectual property, inventories, tangible personal property, accounts receivable, contracts, goodwill and going concern value. The purchase price in the proposed acquisition is approximately $13,795,000 subject to closing adjustments based upon a final calculation of the net purchased assets and Hodgman's final closing balance sheet. The Company has made a nonrefundable deposit of $75,000 related to the acquisition. This acquisition cannot close without the Company obtaining additional financing. The Company is negotiating for an agreement to postpone the date of closing of this acquisition until November 30, 2004.

Option on Business Acquisition - We have also secured an option to purchase substantially all of the assets of Mack's Sport Shop LLLP, an Arkansas limited liability limited partnership, and Mack's Prairie Wings (collectively "Mack's") used and useful in Mack's outdoors activities businesses, Mack's Sport Shop and Mack's Prairie Wings.
The optioned assets include current assets, cash, cash equivalents and the like, and tangible and intangible property comprised of inventories, customer lists, marks, trademarks and other intellectual property and so forth; but do not include the business location real property or a certain private clubhouse located on other real property which shall both remain Mack's property. The exercise purchase price for the assets to be acquired is approximately $8,500,000 with assumption of Mack's liabilities, including trade and bartered liabilities to be determined prior to the exercise of our option. We cannot exercise our option and close on this acquisition without completing additional equity financing. Here too, the Company is negotiating for an agreement extending the closing date to November 30, 2004, with Mack's concurrence.

Debt Extension - We have a line of credit agreement with a bank for a maximum borrowing capacity of $2,250,000. At June 30, 2004, the total outstanding balance was $816,609. We also have a note payable to the bank in the amount of $1,600,000 at June 30, 2004. Both the line of credit and note matured on August 1, 2004. The Company has negotiated an extension with the bank.

Other - The Company has a media-buy contract for advertising.
Included in accounts payable at June 30, 2004 is $1,050,000 due under the contract. The Company is committed under the fiscal 2004 contract for an additional amount of approximately $870,000 for media buy from July through December 2004.

Private Placement Offering - Despite encountering difficulty with our current private placement undertaking, the Company continues to intend to raise capital for acquisitions and to payoff certain existing debt.
 In June 2004, the Company proceeded with a private placement offering of up to $35,000,000 of 8% convertible notes. The offering, established as self-underwriting with restricted securities placed by our officers and directors, has not been at all successful and the Company is now evaluating its options to finance the planned acquisitions, which will in consequence, be delayed from earlier expectations.

Item 2.	Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

In particular, it should be noted that during April, 2004, the Registrant closed a reverse merger transaction and transferred all of its remaining assets and liabilities to its then subsidiary, Corrections Systems International, Inc. ("CSII") in preparation for distribution of all of the ownership interest in that company to the Registrant's pre-merger shareholders. The following discussion and analysis relates to the Registrant's condition and results as of June 30, 2004 and to the three (3) month period then ended; and subsequent to completion of the reverse merger transaction.

Financial Condition
-------------------

At June 30, 2004, the Company had current assets of $1,776,760 and stockholders' deficit of $18,219,602.



Overview
--------

The Company is a holding company with two wholly owned subsidiaries, Naturalgear, LLC, and Wildlife Quest, Inc.

Naturalgear is a developmental stage manufacturer of camouflage hunting and outdoor apparel, which also offers licensees the opportunity to use its trademarked camouflage patterns on a variety of hunting and outdoor goods. The Company receives royalty payments from goods produced by others under its licenses.

Wildlife Quest, Inc. is a television production company producing an outdoor program shown on ESPN2.

The Company's fiscal year ends on March 31. On April 23, 2004 the Company was the surviving entity in a reverse merger transaction with American apparel and Accessories, Inc. ("A3"). Prior to the merger, the Company had no commercial operations or business. With completion of the merger on April 23, 2004, the businesses owned by A3 became the business of the Company by and through its wholly owned subsidiaries. The applicable shares and per share data included herein have been retroactively restated to give effect the this merger.

Results of Operations
---------------------

The following table represents for the periods indicated selected items in the consolidated statements of operations as a percentage of the Company's net sales:

                                          Quarter Ended
                                          -------------
                                       June 30,     June 30,
                                         2003        2004
                                       ---------------------

Net Revenues                              100%          100%
Cost of goods sold                        117%           36%
Gross profit (loss)                      (17)%           64%
Selling, general and administrative       172%          151%
(Loss) from operations                  (188)%         (87)%
Interest expenses                          74%           81%
Merger costs                                -%        (217)%
(Loss) before taxes                     (262)%        (385)%
Provision for taxes                       -  %          -  %
Net Income (Loss)                       (262)%        (385)%


Costs of goods sold includes the cost of merchandise, inventory shrinkage, freight, tariffs and duties. Selling, general and administrative expenses include warehouse expenses, sales and administrative payroll and fringe benefits, advertising and marketing expenses, information systems, legal, accounting, and all overhead expenses associated with operating the Company's corporate headquarters. Other expenses reflect merger and acquisition costs associated with the proposed acquisitions and with the reverse merger of American Apparel and Accessories, Inc. into the Company, Ram Venture Holdings Corp.

First Quarter 2003 Compared to First Quarter 2004:
--------------------------------------------------

Net (Loss)
----------

Our net (loss) in the three months ended June 30, 2004 increased by $.09 million, or 9% to $1.09 million, from the $1.0 million in the comparable period of 2003. This represented a decrease in diluted earning (loss) per share of $.001, or 2% to (.04) from ($.039) for the comparable period of 2003.

Net Revenues
------------

NetRevenues decreased in the three months ended June 30, 2004 by $.1 million, or 26% to $.28 million, from $.38 million in the comparable period of 2003. This decrease resulted primarily from the divestiture of a former subsidiary, The McAlister Company, in 2003. McAlister had net sales of $.16 million in 2003 and $0 million in 2004 resulting in a decrease of $.16 million due to the divestiture. Naturalgear had net sales in the three months ended June 30, 2004 of $.28 million and $.22 million in the comparable period of 2003, an increase of $.06 million, or $.27%.

(Loss) From Operations
----------------------

Our (loss) from operations increased in the three months ended June 30, 2004 by $.4 7 million. This was due to the divestiture of McAlister, which increased (loss) from operations by $.28, and to an increase in Naturalgear (loss) of $.19 million.

Gross profit increased in the three months ended June 30, 2004 by $.25 million, or 382%, to $.18 million from $(.06) million in the comparable period of 2003. As a percentage of net revenues, gross profit increased to 64% in 2004 from (17%) in 2003. This increase is attributable to one time write-downs taken in McAlister inventory values in 2003 that did not occur in 2004, decreased costs of goods sold for Naturalgear due to changing from domestic to foreign suppliers, and increased camouflage license royalty revenue.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses in the quarter ended June 30, 2004 decreased $.23 million to $.42 million from $.65 million in the comparable period of 2003. Divestiture of McAlister decreased selling, general and administrative expenses by $.37 million. Naturalgear advertising expenses increased $.1 million to $.1 million from $0 million in the comparable period of 2003.

Interest Expenses, Net
----------------------

Interest expenses decreased by $.05 million to $.22 million in the quarter ended June 30, 2004 from $.28 million in the comparable period of 2003.


Liquidity and Capital Resources
-------------------------------

Our primary capital requirements are for inventory and brand building expenses associated with Naturalgear. The Company's main source of liquidity in 2004 and 2003 has been, and continued to be, in the quarter ended June 30, 2004, short term borrowings backed by an officer's personal guarantees. Despite an early lack of success in a self-underwritten private placement equity financing undertaken by the Company in June, 2004, it continues to be our intention to raise the significant equity financing capital necessary to replace most of our existing debt, to restructure our Balance Sheets to accommodate future growth and to complete the acquisition plans now, albeit delayed, in place.

Change in Cash and Cash Equivalents
-----------------------------------

The change in cash and cash equivalents is as follows:


                                                           Fiscal Year Ended
                                                     June 30, 2004     June 30, 2003
                                                     -------------     -------------

Net cash used in operating activities                  $(824,713)        $(799,593)

Net cash provided by (used in)investing activities        (7,943)           10,357
Net cash provided by financing activities                493,817           774,649
-----------------------------------------              ---------         ---------

Net(decrease) in cash and cash equivalents             $(338,839)         $(14,587)



Risks and Uncertainties
-----------------------

The market for our camouflage apparel is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies with greater market presence, name recognition, and financial, marketing and other resources than we have or expect to have. We compete directly with large camouflage licensing companies and large outdoor and hunting apparel manufacturers.

Pressure from our competitors could force us to reduce our prices or increase our spending for advertising and promotion, or both; and increased competition in markets in which we sell goods could cause us to lose market share. All of which could have a material adverse effect on our business, financial condition and results of operations.

Our operating strategy includes expanding our market penetration in manufactured apparel as well as expanding our royalty revenue by increasing the number and volume of our camouflage pattern licensees. Our growth strategy includes acquiring "Best-of-Brand" companies within the hunting and fishing activities area. We must successfully achieve our sales goals and identify and acquire other companies that meet our acquisition criteria. Our financial performance will be adversely affected if we fail to adequately execute this overall strategy.

We purchase merchandise from relatively few vendors. Our dependence on our principal suppliers involves consequent risk. If there is a disruption in supply from a principal supplier, we may be unable to obtain merchandise required to meet our sales objectives. Most of our products are manufactured abroad. Foreign imports subject us to risks of changes in import duties, quotas, work stoppages, delays in shipment, freight cost increases, and economic uncertainty. If any of these uncertainties were to cause a disruption of trade with these countries, our inventory levels may be reduced or the costs of our products may increase. To date we have not experienced any of these difficulties with our existing suppliers.

We intend to implement a new information system to handle our E-commerce sales efforts. The implementation of this software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

We rely on two close distribution centers. If there is a natural disaster or other serious disruption we may lose merchandise and be unable to effectively ship to our customers. Any such event could negatively affect our sales and profitability.

Our business is seasonal and our annual results are highly dependent on the success of our third and fourth quarter sales. Our sales depend on discretionary spending by the consumer. A deterioration of current economic conditions or an economic downturn in any of our major markets or in general, could result in declining sales and impair our growth.

Our sales may be harmed by unseasonably warm or cold weather conditions. Many of our customers are selling to hunting enthusiasts who are affected by changing weather conditions that would vary their hunting activity.

The terms of our existing debt impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions. If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance a portion or all of our debt. We continue to seek substantial additional capital despite an early lack of success with a private placement we undertook beginning in June, 2004, to refinance our debt and to provide funds to acquire two acquisition candidates. We have been forced to seek the agreement of the two businesses to be acquired to delay the acquisitions until November 30, 2004. There is however no assurance that refinancing or additional financing will be successful or that the acquisition targets will agree to an extension, and if so, at what additional cost to the Company.

Delayed or not, the planned acquisitions could have in any event, an adverse impact on our business. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions, our business will suffer.

Our success depends on hiring and retaining quality personnel in our operation. We plan to expand our senior level management base as well as our overall employee base. Competition for quality personnel is intense. We are dependent on our employees at all levels to execute our business plan. If we are unable to hire and retain employees capable of executing our plans, our business will be adversely affected.

Going Concern Doubt
-------------------

We have incurred losses since inception and have a net working capital deficiency of approximately $12,452,000, an accumulated deficit of approximately $18,220,000 at June 30, 2004, and negative cash flows from operating activities of approximately $339,000 for three months then ended. The continuity expansion and development of our business requires significant additional capital. These conditions raise important and substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve in 2005, primarily as a result of an increase in sales. We continue to plan to raise capital through equity financing to payoff certain existing debt and to finance the planned acquisition of two businesses in the outdoors industry. We have however, already encountered difficulty in that regard and there is, and can be, no assurance of any success in these expectations and plans.


Critical Accounting Policies
----------------------------

General
-------

Our discussion and analysis of our financial condition and our plan of operation and the results of our operations in the Quarterly Report on Form 10-QSB are based upon our unaudited financial statements and the data used to prepare them. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we endeavor and plan to re-evaluate our judgments and estimates including those related to equity financing, product variables, bad debts, inventories, long-lived assets, income taxes, litigation and contingencies. We base our estimates and judgments on our brief historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual and projected results may differ from these estimates under different assumptions or conditions.

Accounting for income taxes
---------------------------

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which generally requires recognition of deferred tax assets and liabilities for the expected future tax benefits or consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and the tax bases of assets and liabilities, and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse.

Recent Accounting Pronouncements
--------------------------------

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company's unaudited consolidated financial position, results of operations or cash flows.

The Company knows of no unusual or infrequent events or transactions, nor significant economic changes that have materially affected the amount of its reported income from continuing operations for the three months ended June 30, 2004.



Item 3. Controls and Procedures
        -----------------------

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

                RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                                  PART II


Item 2.	Change in Securities
        --------------------

(1)	On April 19, 2004, all of the issued and outstanding Common Stock of the Registrant was reverse split on a one (1) post-split share for ten (10) pre-split shares basis. As a result, with a total of 15,000,000 pre-reverse split shares of its Common Stock issued and outstanding on March 31, 2004, on April 19, 2004, prior to completion of the reverse merger with American Apparel & Accessories, Inc.
discussed elsewhere in this Quarterly Report on Form 10-QSB, the Registrant had 1,500,000 post-reverse split shares of its Common Stock issued and outstanding; the vast bulk of which is unrestricted and free trading.

(2)	Not Applicable

(3)	On April 12, 2004, the Registrant issued and conveyed 14,850,662 post 1-for-10 reverse split shares and 8,649,338 Options to purchase 8,649,338 post-reverse split shares of the Company's restricted Common Stock in order to acquire all of the capital stock of American Apparel
& Accessories, Inc. ("A3") and all of that company's outstanding, unexercised capital stock purchase options. The securities transaction comprised the primary consideration exchanged in the course of completing the Company's reverse merger with A3 on that date. The securities were issued as restricted stock, exempt from registration pursuant to Sec. 4(2) of the Securities Act of 1933. The recipient shareholders and option holders had access to information about our Company and had the opportunity to ask questions about the Company of current management. The Company filed a notice of sale of unregistered securities on Form D subsequent to completion of the reverse merger issuances.


Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On March 23, 2004, the Company's pre-merger shareholders consented to a 1-for-10 reverse split of the Company's outstanding Common Stock, completion of a reverse merger with American Apparel & Accessories, Inc., transfer of all of the Company's assets and liabilities to its subsidiary, Corrections Systems International, Inc. ("CSII") and distribution of all of the CSII capital stock to the Company's pre-merger shareholders pro-rata to their pre-merger ownership interest to the Company. The action without a meeting was taken by more than 54% of the shares entitled to consent to the actions in question.



On April 23, 2004, the Company's shareholders consented to an increase in the Company's authorized, post-reverse split Common Stock to 75,000,000 shares. The action by the Company's shareholders without a meeting was taken by more than 54% of the shares entitled to vote in the matter.

Item 5.	Other Information
        ------------------

On April 23, 2004, the Registrant changed its fiscal year end from December 31 to March 31.

Following extensive discussion and consideration, we entered into a definitive contract with Hodgman, Inc. a long standing and well known outdoor products Illinois corporation and its Shareholders for acquisition by the Company of all of Hodgman's assets used and useful in its sporting goods and accessories business, including relative intellectual property, inventories, tangible personal property, accounts receivables, contracts, goodwill and going concern value. The Assets purchase price in the contemplated assets acquisition is approximately $13,795,000 subject to Closing adjustments based upon a final calculation of the net purchased assets and Hodgman's final closing balance sheet.

We also acquired an option to purchase substantially all the assets of Mack's Sports Shop, LLLP, an Arkansas Limited Liability Limited Partnership, and Mack's Prairie Wings, collectively ("Mack's") using useful in Mack's outdoor activities businesses, Mack's Sports Shop and Mack's Prairie Wings. The optioned assets include current assets, cash, cash equivalents and the like, and tangible and intangible property comprised of inventory, customer lists, marks, trademarks and other intellectual property and so forth. The exercised price for the assets to be acquired is approximately $8,500,000.00 with assumption of Mack's liabilities including trade and barter liabilities to be determined prior to the completion of the acquisition transaction upon exercise of the option.

We anticipated, as recently as July 1, 2004, that we would be able to complete both acquisitions with proceeds from a private placement equity financing undertaken in the earlier part of June. We expected to raise a substantial part of the gross proceeds from that financing effort to complete the acquisition of Hodgman and Mack's at midyear. We were, however, over-optimistic in implementing our private placement as a self-underwritten equity financing offered by our officers and directors and without the aid, assistance or cost of a private placement agent investment banker to manage the placement and to provide suitable, accredited investors to purchase the securities we offer.

In any event, at August 13, 2004, we have had no success whatsoever with our private placement undertaking and have been forced to negotiate for postponement of both of the planned acquisitions. By agreement with the businesses to be acquired, we expect to extend and postpone the date for closing both acquisition transactions until the end of November, 2004.

In response to the circumstances, we have entered into discussions with interested investment bankers and are currently engaged in providing due diligence information and material in preparation for entry into a letter of intent, and subsequently a private placement agreement to place our securities and transactions exempt from registration under the Securities Act of 1933 with suitable, accredited investors. We expect that upon completion of negotiations with investment bankers, we will be advising and restructuring both the terms and scope of the ensuing equity financing. We anticipate execution of a letter of intent shortly, and commencement of a new offering period for placement of our securities to begin in September, 2004.

We require gross proceeds from an equity financing to provide us with the cash necessary for closing both acquisitions. If we continue to be unsuccessful in our equity financing efforts and undertakings, the Company will be adversely affected and not likely to be able to continue as a going concern.


Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------

Exhibit No.   Description


31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 executed by Chief
	Financial  Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002 executed by Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002 executed by Chief Financial Officer

(b) 	The Registrant filed five (5) Current Reports on Form 8-K in the three (3) month period ended June 30, 2004 as follows:

Form 8-K dated March 31, 2004 disclosing the Registrant's Merger
Agreement with American Apparel and Accessories as Item 5.

Form 8-K dated March 24, 2004 reporting a change in the Registrant's certifying accountant as Item 4.

Form 8-K dated July 8, 2004 disclosing the Registrant's acquisition on an option to acquire Mack's; as Item 2.

On April 30, 2004, the Registrant filed a Current Report on Form 8-K reporting completion of a reverse merger transaction as Item 2; further change of the Registrant's certifying accountant as Item 4; disclosing biographical information on the Company's new management and Board of Directors as Item 5.; and Change of its Fiscal Year to March 31, from December 31 as Item 5.

On May 17, 2004, the Registrant filed a Current Report on Form 8-K/A supplementing its April 30, 2004 Form 8-K filing with the letter received from its prior certifying accountant as Exhibit 16.1.

                                 SIGNATURES
                                 ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAM VENTURE HOLDINGS CORP.


Date: August 18, 2004         By:/s/John Lewis
                                 -------------------------
                                 John Lewis,
                                 Chief Executive Officer