Form 10QSB
period 2004-09-30
RAM VENTURE HOLDINGS CORP
filed 2004-11-17
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 2004

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
     SECURITIES EXCHANGE ACT OF 1934


                           33-02035-A
                     ----------------------
                    (Commission File Number)

                   RAM VENTURE HOLDINGS CORP.
 --------------------------------------------------------------------
(Exact name of Small Business Registrant as specified in its  charter)

          Florida                              59-2508470
 ------------------------------              ------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)           Identification Number)


  5310 South Shackleford Road, Suite D, Little Rock, Arkansas 72204
  -----------------------------------------------------------------
            (Address of Principal Executive Offices)


                         (501) 228-5590
                 -----------------------------
                (Registrant's Telephone Number)

  --------------------------------------------------------------
 (Former Name, Former Address and former Fiscal Year, if changed since last report)

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

The number of shares of the Registrant's Common Stock outstanding as of September 30, 2004 was 18, 479,662.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                              INDEX
                              -----
                                                                  Page
                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet-September 30, 2004(Unaudited)..................4

Consolidated Statements of Operations - Three months ended
  September 30, 2004 and 2003 (Unaudited).................................5

Consolidated Statements of Operations - Six months ended
  September 30, 2004 and 2003 (Unaudited).................................6

Consolidated Statements of Cash Flows - Six months ended
  September 30, 2004 and 2003 (Unaudited).................................7

Consolidated Statements of Stockholders' Deficit -
  September 30, 2004 (Unaudited)..........................................8

Notes to Consolidated Financial Statements (Unaudited)....................9

Item  2.  Management's Discussion and Analysis or Plan of Operations......12

Item 3.   Controls and Procedures.........................................16

PART II.  OTHER INFORMATION

Item 5.   Other Information...............................................17

Item 6.   Exhibits and Reports on Form 8-K................................17


SIGNATURES................................................................18

CERTIFICATIONS............................................................19

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                      RAM Venture Holdings Corp.
           (f/k/a American Apparel and Accessories, Inc.)

                   Consolidated Balance Sheet
                           (Unaudited)

                        September 30, 2004



Assets                                Liabilities and Stockholders' Deficit

Current Assets                                Current Liabilities
 Accounts receivable, net    $     316,554     Bank overdraft                                   2,046
 Inventories, net                1,311,238     Borrowings under line of credit                816,609
 Prepaid expenses                   38,867     Demand notes:
                             -------------
Total current assets             1,666,659      Related parties                             9,746,098
                                                Others                                        250,000
Nonrefundable deposit on                        Accrued interest                              867,801
Hodgman acquisition                325,000     Current portion of notes payable             1,669,506
Property and Equipment                         Convertible debt                               150,000
 Furniture and fixtures            268,652     Accounts payable                             1,856,212
Machinery and equipment             45,923     Other accrued expenses                          47,926
                                                                                        -------------
 Less accumulated depreciation    (205,618)   Total current liabilities                    15,406,198
                             -------------
                                   108,957
                             -------------    Long-Term Debt
                                              Notes payable                                     5,139

                                              Stockholders' Deficit
                                               Common stock  $0.0001 par
                                                value, authorized
                                                75,000,000 shares; issued and
                                                outstanding 18,479,662                          1,848
                                               Additional paid-in capital                   5,952,452
                                               Accumulated Deficit                        (19,265,021)
                                                                                        -------------
                                                                                          (13,310,721)
                                                                                        -------------

 Total Assets                $   2,100,616    Total Liabilities and Stockholders' Deficit $ 2,100,616
                             =============                                                ===========

See notes to consolidated financial statements.

                  RAM Venture Holdings Corp.
        (f/k/a American Apparel and Accessories, Inc.)

           Consolidated Statements of Operations
                        (Unaudited)

       Three Months Ended September 30, 2004 and 2003


                                                     2004              2003
                                                  -----------       -----------

Revenues
     Net sales                                    $   577,220       $   507,593
     Licensing                                          7,068            11,254
                                                  -----------       -----------
                                                      584,288           518,847
Cost of goods sold                                    375,696           554,721
                                                  -----------       -----------
     Gross profit (loss)                              208,592           (35,874)

Selling and administrative expenses                 1,013,521         1,192,463
                                                  -----------       -----------

Operating (loss)                                     (804,929)       (1,228,337)

Other Income (Expense)
     Interest                                        (244,081)         (141,127)
     Other income                                       3,592                 -
                                                  -----------       -----------

Net (loss)                                        $(1,045,418)      $(1,369,464)
                                                  ===========       ===========

Basic and diluted net (loss) per common share     $     (0.06)      $     (0.08)
                                                  ===========       ===========

Basic and diluted weighted average number of
     common shares outstanding                     18,479,662        17,979,662
                                                  ===========       ===========

See notes to consolidated financial statements.

                   RAM Venture Holdings Corp.
        (f/k/a American Apparel and Accessories, Inc.)

            Consolidated Statements of Operations
                          (Unaudited)

         Six Months Ended September 30, 2004 and 2003


                                                        2004               2003
                                                    ------------       ------------

Revenues
   Net sales                                        $    779,755       $    810,599
   Licensing                                              87,663             89,254
                                                    ------------       ------------
                                                         867,418            899,853
Cost of goods sold                                       478,312            999,938
                                                    ------------       ------------
   Gross profit                                          389,106           (100,085)

Selling and administrative expenses                    1,439,954          1,844,637
                                                    ------------       ------------

Operating (loss)                                      (1,050,848)        (1,944,722)

Other Expense
   Interest                                             (473,482)          (422,322)
   Merger costs                                         (609,131)                 -
                                                    ------------       ------------

Net loss                                            $ (2,133,461)      $ (2,367,044)
                                                    ============       ============

Basic and diluted net (loss) per common share       $      (0.12)      $      (0.13)
                                                    ============       ============
Basic and diluted weighted average number
   of common shares outstanding                       18,398,216         17,979,662
                                                    ============       ============



See notes to consolidated financial statements.

               RAM Venture Holdings Corp.
        (f/k/a American Apparel and Accessories, Inc.)
             Consolidated Statements of Cash Flows
                      (Unaudited)
          Six Months Ended September 30, 2004 and 2003


                                                             2004            2003
                                                       --------------   -------------

Operating Activities
 Net (loss)                                            $   (2,133,461)  $  (2,367,044)
 Adjustments to reconcile net (loss) to net cash
 used in operating activities:
        Services paid with Common Stock                        20,000               -
   Depreciation                                                29,509          58,250
   Provision for bad debts                                      7,995           2,521
   Provision for write-down of inventories                      9,218         226,605
   Changes in operating assets and liabilities:
    Accounts receivable                                        65,656         (64,469)
    Inventories                                               125,743        (704,057)
    Prepaid expenses                                           34,582          (5,706)
    Accounts payable                                          488,512         317,365
    Accrued interest payable                                  353,830         209,514
    Other accrued expenses                                     (4,677)        (18,226)
                                                       --------------   -------------
      Net cash (used in) operating activities              (1,003,093)     (2,345,247)
Investing Activities
 Capital expenditures                                          (7,943)              -
 Proceeds from sale of assets                                       -          48,383
 Nonrefundable deposit on Hodgeman acquisition               (250,000)              -
                                                       --------------   -------------
      Net cash provided by (used in) investing activities    (257,943)         48,383
Financing Activities
 Change in bank overdraft                                       2,046               -
 Issuance of common stock                                      30,000               -
 Borrowings on notes payable                                  893,532       3,807,509
 Payments on notes payable                                     (3,081)     (1,077,316)
                                                       --------------   -------------
      Net cash provided by financing activities               922,497       2,730,193
Net increase (decrease) in cash(338,539)433,329        --------------   -------------
Cash, beginning of period   338,539     14,585
Cash, end of period                                    $            -   $     447,914
Supplemental Disclosures of Cash Flow Information      ==============   =============

 Cash paid for interest                                $      112,468   $     212,809
 Cash paid for taxes                                   $        2,224   $       7,874
                                                       ==============   =============


See notes to consolidated financial statements.

              RAM Venture Holdings Corp.
     (f/k/a American Apparel and Accessories, Inc.)
     Consolidated Statements of Stockholders' Deficit

                    (Unaudited)

                                                                                               Retained
                                                                                               Earnings/
                                                    Common Stock       Additional             Accumulated
                                                 Shares      Amount   Paid-In Capital        (Deficit)
                                           --------------------------------------------------------------

Recapitalization as a result of merger       16,479,662   $   1,648   $    4,133,186   $     (7,564,987)
 Equity of shell in Merger                    1,500,000         150             (150)                 -

  Issuance of common in debt conversion       3,500,000      35,000        1,720,406                  -

 Net (loss)                                           -           -                -         (5,160,570)

 Recapitalization Adjustment                 (3,500,000)    (35,000)          35,000
                                           --------------------------------------------------------------

Balance at March 31, 2003                    17,979,662       1,798        5,888,442        (12,725,557)

 Issuance of common stock                     1,406,000      14,060                -                  -

 Net (loss)                                           -           -                -         (4,406,003)

 Recapitalization adjustment                 (1,406,000)    (14,060)          14,060                  -
                                           --------------------------------------------------------------

Balance at March 31, 2004                    17,979,662       1,798        5,902,502        (17,131,560)

 Stock issued for services                      200,000          20           19,980                  -

 Stock issued upon exercise of options          300,000          30           29,970                  -

 Net (loss)                                           -           -                -         (2,133,461)
                                           --------------------------------------------------------------

Balance at September 30, 2004                18,479,662   $   1,848     $  5,952,452   $    (19,265,021)
                                           ==============================================================


See notes to consolidated financial statements.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARIES
          F/K/A AMERICAN APPAREL AND ACCESSORIES, INC.
     NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2004
----------------------------------------------------------------------------

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

----------------------------------------------------------------------------

[1]  Organization and Basis of Presentation and Nature of Operations
     [Continued]

A3 was incorporated in the state of Arkansas in 1999 to build a portfolio of brands specializing in outdoor sports inspired apparel and accessories, which personify the hunting and fishing lifestyle. Concurrent with its formation, A3 purchased Natural Gear, LLC, which owns the copyrights on several camouflage patterns and derives revenue from royalty-licensing and wholesale and retail sales. Also in April 1999, A3 purchased McAlister Company, Inc. ("McAlister"), a manufacturer of upscale clothing for the sportsman lifestyle. In October 2003, A3 sold the assets of McAlister. In June 2000, A3 purchased Wildlife Quest Productions, Inc., a television production company that specializes in producing hunting shows, which have been aired on ESPN. Our customers are located in the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to make the information not misleading. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements for the year ended March 31, 2004 included in the Company's Form 10-KSB.

The consolidated financial statements include the accounts of Ram Venture Holdings Corp. and its wholly-owned subsidiary, A3. Included in the consolidation with A3 are its wholly-owned subsidiaries, Natural Gear, LLC, Wildlife Quest, Inc. and McAlister Company, Inc. for the period it was owned. Intercompany balances and transactions have been eliminated.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

[2] Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial losses since inception and have an accumulated deficit of $19,265,021 at September 30, 2004, and negative cash flows from operating activities of approximately $1,003,100 for the six months then ended. These conditions raise substantial doubt about our ability to continue as a going concern. The expansion and development of our business requires additional capital. Management expects cash flows from operating activities to improve in 2005, primarily as a result of an increase in sales. We also plan to raise equity capital through various methods to payoff certain existing debt and to finance the planned acquisition of additional businesses in the outdoors industry. There can be no assurance whatsoever of the success of these plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans.

[3] Stock-Based Compensation

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) with regard to the accounting for our employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, and SFAS No. 123 to non-employee stock-based compensation and the pro forma disclosure provisions of SFAS No. 148 to employee stock-based compensation.

Our Chief Financial Officer received options in April 2004 to purchase 300,000 shares of our common stock at an exercise price of $0.001 per share which he exercised in June 2004.

In June 2004, 200,000 shares of our common stock and warrants for the purchase of 300,000 shares of our common stock at $.01 per share were issued to a vendor for services rendered.

The total charges to operations for the above two transactions was $49,700.00


[4] Other

Acquisition of Business - We have entered into a contract with Hodgman, Inc. ("Hodgman"), an outdoor products Illinois corporation and its stockholders for acquisition by us of all of Hodgman's assets used and useful in its sporting goods and accessories business including relative intellectual property, inventories, tangible personal property, accounts receivable, contracts, goodwill and going concern value. The purchase price in the proposed acquisition is approximately $13,795,000 subject to closing adjustments based upon a final calculation of the net purchased assets and Hodgman's final closing balance sheet. The Company has made a nonrefundable deposit of $325,000 related to the acquisition. This acquisition cannot close without the Company obtaining additional financing.

Option on Business Acquisition - We have secured an option to purchase substantially all of the assets of Mack's Sport Shop LLLP, an Arkansas limited liability limited partnership, and Mack's Prairie Wings (collectively "Mack's") used and useful in Mack's outdoors activities businesses, Mack's Sport Shop and
Mack's Prairie Wings. The optioned assets include current assets, cash, cash equivalents, and tangible and intangible property comprised of inventories, customer lists, marks, trademarks and other intellectual property; but do not include the business location real property or a private clubhouse located on other real property which would both remain Mack's property. The purchase price for the assets to be acquired is approximately $7,500,000 including the assumption of Mack's liabilities, including trade and bartered liabilities to be determined prior to the exercise of our option. This acquisition cannot close without the Company obtaining additional financing.

Bank Debt - We have a line of credit agreement with a bank for a maximum borrowing capacity of $2,250,000 at. At September 30, 2004, the total outstanding balance was $816,609. We also have a note payable to the bank in the amount of $1,600,000 at September 30, 2004. Both the line of credit and note will mature on December 10, 2004 and both have a stated interest rate of 6%.

Other - The Company has a media buy contract for advertising. Included in accounts payable at September 30, 2004 is $1,185,000 due under the contract. The Company is committed under the fiscal 2004 contract for an additional amount of approximately $435,000 for media buys from October through December 2004.

Private Placement Offering - We intend to raise capital for acquisitions and to payoff certain existing debt. In June 2004, the Company proceeded with a private placement offering of up to $35,000,000 of 8% convertible notes. The Company was not successful in this endeavor and is pursuing other possible options to finance the planned acquisitions, which could nevertheless be delayed.

Item  2.  Management's Discussion and Analysis or Plan of Operations
          ----------------------------------------------------------
Overview

RAM Venture Holdings Corp is a holding company with two wholly owned subsidiaries, Natural Gear, LLC. and Wildlife Quest Productions, Inc. Natural Gear, LLC, doing business as Natural
Gear Camouflage, is a camouflage hunting and outdoor apparel manufacturer in its' developmental stage. Natural Gear also offers licensees the opportunity to use their trademarked camouflage patterns on a variety of hunting and outdoor goods. Wildlife Quest Productions, Inc. is a presently dormant television production company which had previously produced an outdoor program series shown on ESPN2 under the name "Wildlife Quest."

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trend and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles in the United States of America. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Sales consist of product purchases derived from wholesale and retail accounts, as well as, licensing revenue received from licensing the Natural Gear trademarked patterns to a variety of outdoor companies. Cost of goods sold includes the cost of merchandise, freight, distribution, inventory shrinkage, tariffs and duties. Selling, general and administrative expenses include warehouse expenses, sales and administrative payroll and fringe benefits, advertising and marketing expenses, information systems, legal, accounting, and all expenses associated with operating the Company's corporate headquarters.


Results of Operations


The  following  table includes selected items  in  the  Unaudited
Consolidated Statements of Operations, reflected as a percentage of net sales:


                                      Quarter Ended         Six Months Ended
                                     Sep-03     Sep-04     Sep-03     Sep-04
                                     ------     ------     ------     ------

Sales                                  100%       100%       100%       100%
Cost of goods sold                     109%        65%       123%        61%
Gross profit (loss)                     -7%        36%       -12%        49%
Selling, general and administrative    230%       173%       227%       185%

[Loss] from operations                -237%      -138%      -239%      -135%

Interest expense                        27%        42%        52%        61%
Other income and expense                  -        -1%          -        70%

[Loss] before taxes                   -264%      -179%      -292%      -273%
Provision for taxes                       -          -          -          -

Net [Loss]                            -264%      -179%      -292%      -292%


Second Quarter 2003 Compared to Second Quarter 2004

Net Loss

Net loss decreased by $0.324 million, or 24%, to $1.045 million from $1.369 million in 2003. This represented an increase in basic and diluted earnings per share of $0.019, or 26%, to ($0.06) from ($0.08) in 2003.

Net Revenues

Net revenues increased by $0.066 million, or 13%, to $0.584 million from $0.518 million in 2003. McAlister's net revenues decreased $0.074 million, or 100%, from $0.074 million in 2003 to $0.000 million in 2004. Natural Gear's net revenues increased by $0.139 million, or 31%, to $0.584 million from $0.445 million in 2003. This increase resulted from both the divestiture of McAlister Company, Inc and Natural Gear's ability to receive their inventory on a timelier basis, as well as, Natural Gear's continued dedication to marketing and advertising of their products.

Gross Profit

Gross profit increased by $0.244 million, or 582%, to $0.208 million from ($0.035) million in 2003. McAlister's gross profit increased by $0.078 million, or 100%, from ($0.078) million in 2003 to $0.000 million in 2004. Natural Gear's gross profit increased by $0.166 million, or 398%, to $0.208 million from $0.042 million in 2003. The increase resulted primarily from changing from domestic to foreign suppliers and to write downs taken in inventory values in both McAlister and Natural Gear in 2003, that did not occur in 2004.

Selling, General and Administrative Expenses

Selling,  general  and administrative ("S,  G  and  A")  expenses decreased by $0.179 million, or 15%, to $1.013 million from $1.192 million in 2003. McAlister's S, G and A expenses decreased by $.092 million, or 100%, to $0.000 million from $0.092 million in 2003. Natural Gear's S, G and A expenses decreased $0.086 million, or 8%, to $1.014 million from $1.100 million in 2003. This decrease resulted from bringing several outsourced services in house, such as Natural Gear's call center, contract labor and consulting services. All other S, G and A remained relatively unchanged.

Net Interest Expense

Net interest expense increased by $0.103 million, or 73%, to $0.244 million from $0.141 million in 2003.

Six Months Ended September 30, 2004 Compared to Six Months Ended
                    September 30, 2003
-----------------------------------------------------------------

Net Loss

Net loss decreased by $0.234 million, or 10%, to $2.133 million in the six months period ended September 30, 2004 from $2.367 million in the comparable period of 2003. This represented an increase in diluted earnings per share of $0.016, or 12%, to ($0.12) in 2004 from ($0.13) in 2003.

Net Revenues

Net revenues decreased by $0.032 million, or 4%, to $0.867 million in the six months period ended September 30, 2004 from $0.899 million in the comparable period of 2003. This decrease resulted primarily due to the divestiture of the McAlister Company, Inc. in 2003. McAlister had net revenues for the six months ended September 30 of $0.234 million in 2003 and $0.000 million in 2004, resulting in a decrease of $0.234 million, or 100%, due to the divestiture. Natural Gear had net revenues for the six months ended September 30 of $0.665 million in 2003 and $0.867 million in 2004, resulting in an increase of $0.202 million, or 30%, primarily due to more timely receipts of manufactured products bought overseas.

Gross Profit

Gross  profit  increased by $0.489 million, or 389%  in  the  six month period ended September 30, 2004, to $0.389 million from ($0.100) million in the comparable period of 2003. McAlister's gross profit decreased $0.019 million, or 100%, to $0.000 million in the six months period ended September 30, 2004 from $0.019 million in 2003. Natural Gear's gross profit increased $0.508 million, or 489%, to $0.389 million in the six months period ended September 30, 2004 from ($0.119) million in the comparable period of 2003. The increase resulted from a combination of changing from domestic to foreign suppliers to decrease cost of goods sold and significant inventory value write downs in 2003, that did not occur in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative ("S, G and A") expenses decreased by $0.405 million, or 22%, to $1.440 million in the six months period ended September 30, 2004 from $1.845 million in the comparable period of 2003. McAlister's S, G and A expenses decreased by $0.460 million, or 100%, to $0.000 million in the six months period ended September 30, 2004 from $0.460 million in the comparable period of 2003. Natural Gear's S, G and A expenses increased by $0.055 million, or 4%, to $1.440 million in the six months period ended September 30, 2004 from $1.385 million in the comparable period of 2003. This decrease resulted from the divestiture of McAlister Company and Natural Gear's increased advertising expense of $0.055 million over 2003. All other S, G and A expenses remained relatively unchanged.

Net Interest Expense

Net  interest  expense increased by $0.051 million,  or  12%,  to
$0.473  million in the six month period ended September 30,  2004 from $0.422 million in the comparable period of 2003.

Liquidity and Capital Resources

Our primary capital requirements are for inventory and brand building expenses associated with Natural Gear. The company's main source of liquidity in 2004 and 2003 has been short term borrowings backed by officer's personal guarantees. It is management's intention to raise necessary capital to replace most of the existing debt and restructure the Balance Sheet to accommodate future growth and the acquisition plans now in place.

The change in cash and cash equivalents is as follows:

                                                              Six Months Ended
                                                          Sep-04          Sep-03
                                                          ------          ------

Net cash (used in) operating activities                 $ (1,003,093)  $ (2,345,247)
Net cash provided by (used in) investing activities         (257,943)        48,383
Net cash provided by (used in) financing activities          922,497      2,730,193
---------------------------------------------------     ------------   ------------

Net increase (decrease) in cash and cash equivalents    $   (338,539)  $    433,329



Risks and Uncertainties

The market for our camouflage apparel is highly fragmented and intensely competitive. Our current and prospective competitors include many large companies that have greater market presence, name recognition, and financial, marketing and other resources than we have. We compete directly with the following categories of companies:

       *    Large camouflage licensing companies
       *    Large outdoor and hunting apparel manufacturers

Pressure from our competitors could force us to reduce our prices or increase our spending for advertising and promotion. Increased competition in markets in which we sell goods could cause us to lose market share and could have a material adverse effect on our business, financial condition and results of operation.

Our strategy includes expanding our market penetration in manufactured apparel as well as expanding our royalty revenue by increasing licensees. In addition our strategy includes acquiring quality companies operating within the hunting and fishing areas. We must successfully achieve our sales goals as well as identify and acquire other companies that meet our acquisition quality criteria. Our financial performance will be adversely affected if we fail to adequately execute this strategy.

If we are unable to react to changing consumer demand, we may lose customers and our sales may decline.

We may be subject to product liability lawsuits and our insurance coverage may not be sufficient to pay or settle damages from such related claims.

If our suppliers, distributors, or manufacturers do not supply us with sufficient quantities of product our sales and profitability will suffer.

We purchase merchandise from relatively few vendors. Our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier for whatever reason, we may be unable to obtain merchandise required to meet our sales objectives. Most of our products that we purchase are manufactured abroad. Foreign imports subject us to risks of changes in import duties, quotas, work stoppages, delays in shipment, freight cost increases, and economic uncertainty. If any of these uncertainties were to cause a disruption of trade from these countries our inventory levels may be reduced or the costs of our products may increase. To date we have not experienced any of these difficulties from our existing suppliers.

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

Our business is seasonal and our annual results are highly dependent on the success of our third and fourth quarter sales. Our sales depend on discretionary spending by the consumer. A deterioration of current economic conditions or an economic downturn in any of our major markets or in general could result in declining sales and impair our growth.

Our  sales  may  be harmed by unseasonably warm or  cold  weather
conditions.  Many  of  our  customers  are  selling  to   hunting
enthusiasts which are affected by changing weather conditions that would vary the hunting activity.

The terms of our existing debt impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions. If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance a portion or all of our debt. We are currently seeking additional capital to refinance our debt and to provide funds to acquire two acquisition candidates. We cannot assure you the refinancing or additional financing will be successful or that we will be able to operate at a profit.

Our strategic acquisitions could have an adverse impact on our business. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions our business could suffer. We currently have agreements for two such acquisitions.

Our success depends on hiring and retaining quality personnel in our operation. We plan to expand our senior level management base as well as our overall employee base. Competition for quality personnel is intense. We are dependent on the employees at all levels to execute our business plan. If we are unable to hire and retain employees capable of executing our plans our business could be adversely affected.

Many of these factors are beyond our control. These factors may cause the market price of our stock to decline regardless of operating performance.


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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the

Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

            RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY

                            PART II

Item 5.   Other Information
          -----------------

We anticipated, as recently as July 1, 2004, that we would be able to complete two planned previously reported acquisitions with  proceeds  from equity financing undertaken in  the  earlier part  of  June. We expected to raise a substantial  part  of  the gross proceeds from that financing effort to complete the acquisition of certain assets of Hodgman, Inc., Mack's Sports Shop, LLLP and Mack's Prairie Wings at midyear. We were, however, unsuccessful in implementing our private placement of a self-underwritten equity financing offered by our officers and directors and without the aid and assistance of a private placement agent investment banker to manage the effort and to provide suitable, accredited investors to purchase the securities involved. We were forced to negotiate for postponement of both of the planned acquisitions. In response to the circumstances, we entered into discussions with interested investment bankers and are currently engaged in providing due diligence information and material in preparation for a private placement of securities with suitable, accredited investors.

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

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 executed by Chief Executive Officer

32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 executed by Chief Financial Officer

(b) The Registrant filed two (2) Current Reports on Form 8-K in the three (3) month period ended September 30, 2004 as follows:

Form 8-K dated filed September 8, 2004 disclosing the Registrant's contract to purchase certain assets of Hodgman, Inc. as Item 2.

Form 8-K filed August 17, 2004 reporting difficulty with the Registrant's private placement undertaking.

Form 8-K dated July 8, 2004 disclosing the Registrant's acquisition on an option to acquire Mack's; as Item 2.

                        SIGNATURES
                        ----------

In accordance with Section 13 or 15(d) of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

RAM VENTURE HOLDINGS CORP.


Date: November 17, 2004       By:/s/John Lewis
                                 -----------------------------
                                 John Lewis,
                                 Chief Executive Officer