Form 10QSB
period 2004-12-31
RAM VENTURE HOLDINGS CORP
filed 2005-02-11
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 2004

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                             33-02035-A
                       ----------------------
                      (Commission File Number)

                       RAM VENTURE HOLDINGS CORP.
 ------------------------------------------------------------------------
(Exact  name  of  Small Business Registrant as specified  in  its charter)

          Florida                               59-2508470
------------------------------                 ------------
(State or other jurisdiction of                (IRS Employer
incorporation or organization)             Identification Number)

      7 Clearwater Drive, Suite D, Little Rock, Arkansas 72204
    -----------------------------------------------------------
            (Address of Principal Executive Offices)


                           (501) 228-5590
                    -----------------------------
                   (Registrant's Telephone Number)

   5310 South Shackleford Road, Suite D, Little Rock, Arkansas   72204
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

The number of shares of the Registrant's Common Stock outstanding as of February 3, 2005 was 18,779,692.

           RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


                               INDEX
                               -----

                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet-December 31, 2004(Unaudited)...................5

Consolidated Statements of Operations - Three months ended
  December 31, 2004 and 2003 (Unaudited)..................................6

Consolidated Statements of Operations - Nine months ended
  December 31, 2004 and 2003 (Unaudited)..................................7

Consolidated Statements of Cash Flows - Nine months ended
  December 31, 2004 and 2003 (Unaudited)..................................8

Consolidated Statements of Stockholders' Deficit -
  December 31, 2004 (Unaudited)...........................................9

Notes to Consolidated Financial Statements (Unaudited)....................10

Item  2.  Management's Discussion and Analysis or Plan of Operations......11
Item  3.  Controls and Procedures.........................................12

PART II.  OTHER INFORMATION

Item  5.  Other Information...............................................13

Item  6.  Exhibits and Reports on Form 8-K................................18


SIGNATURES................................................................21

CERTIFICATIONS............................................................22

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

                                  RAM Venture Holdings Corp.
                     (f/k/a American Apparel and Accessories, Inc.)

                                 Consolidated Balance Sheet
                                         Unaudited

                                     December 31, 2004


Assets                                         Liabilities and Stockholders' Deficit

Current Assets                                 Current Liabilities
  Cash                        $       27,944     Borrowings under line of credit     $     816,609
 Accounts receivable, net            159,598     Demand notes:
 Inventories, net                  1,309,552       Related parties                      10,032,962
 Prepaid expenses                     15,299         Others                                250,000
                              --------------
Total current assets               1,512,393         Accrued interest                    1,027,248
                                                   Current portion of notes payable      1,669,506
                                                 Convertible debt                          150,000
                                                   Accounts payable                      1,927,812
Property and Equipment                            Other accrued expenses                   166,301
                                                                                     -------------
 Furniture and fixtures              268,652   Total current liabilities                16,040,438
 Machinery and equipment              53,104
 Less accumulated depreciation      (218,295)  Long-Term Debt
                              --------------
                                     103,461
                                                 Notes payable                               2,055

                                               Stockholders' Deficit
                                                 Common stock  $0.0001 par
                                                   value, authorized 75,000,000
                                                   shares; issued and outstanding
                                                   18,779,662                                1,878
                                                  Additional paid-in capital             6,252,422
                                                  Deficit                              (20,680,939)
                                                                                     -------------
                                                                                       (14,426,639)
                                                                                     -------------
Total Assets                  $    1,615,854   Total Liabilities and
                              ==============     Stockholders' Deficit               $   1,615,854
                                                                                     =============


See notes to consolidated financial statements.

                         RAM Venture Holdings Corp.
              (f/k/a American Apparel and Accessories, Inc.)

                   Consolidated Statements of Operations

                               Unaudited

              Three Months Ended December 31, 2004 and 2003


                                                        2004                 2003
                                                 ---------------      ---------------
Revenues
    Net sales                                    $       426,197      $       652,613
    Licensing                                             25,238                4,704
                                                 ---------------      ---------------
                                                         451,435              657,317
Cost of goods sold                                       184,035              577,167
                                                 ---------------      ---------------
    Gross profit                                         267,400               80,150

Selling and administrative expenses                    1,113,718              928,230
                                                 ---------------      ---------------

Operating loss                                          (846,318)            (848,080)

Other Income (Expense)
    Interest                                            (240,545)            (233,519)
    Other                                               (329,055)              19,465
                                                 ---------------      ---------------

Net loss                                         $    (1,415,918)     $    (1,062,134)
                                                 ===============      ===============

Basic and diluted net loss per common share      $         (0.08)     $         (0.06)
                                                 ===============      ===============
Basic and diluted weighted average number
    of common shares outstanding                      18,680,733           17,979,662
                                                 ===============      ===============


See notes to consolidated financial statements.

                           RAM Venture Holdings Corp.
                (f/k/a American Apparel and Accessories, Inc.)

                    Consolidated Statements of Operations
                                  Unaudited
                Nine Months Ended December 31, 2004 and 2003


                                                     2004             2003
                                                 ------------      ------------

Revenues
    Net sales                                    $  1,205,952      $  1,463,212
    Licensing                                         112,901            93,958
                                                 ------------      ------------
                                                    1,318,853         1,557,170
Cost of goods sold                                    662,347         1,577,105
                                                 ------------      ------------
    Gross profit (loss)                               656,506           (19,935)

Selling and administrative expenses                 2,553,672         2,772,867
                                                 ------------      ------------

Operating loss                                     (1,897,166)       (2,792,802)

Other Income (Expense)
    Interest                                         (714,027)         (655,841)
    Merger costs                                     (609,131)            -
    Other                                            (329,055)           19,465
                                                 ------------      ------------

Net loss                                         $ (3,549,379)     $ (3,429,178)
                                                 ============      ============

Basic and diluted net loss per common share      $      (0.19)     $      (0.19)
                                                 ============      ============
Basic and diluted weighted average number of
    common shares outstanding                      18,547,167        17,979,662
                                                 ============      ============


See notes to consolidated financial statements.

                       RAM Venture Holdings Corp.
              (f/k/a American Apparel and Accessories, Inc.)
                  Consolidated Statements of Cash Flows
                            Unaudited
             Nine Months Ended December 31, 2004 and 2003


                                                                     2004              2003
                                                                -------------     -------------

Operating Activities
  Net loss                                                      $  (3,549,379)    $  (3,429,178)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Services paid with common stock                                     320,000               -
    Depreciation                                                       43,416            74,317
    Provision for bad debts                                            12,780             3,007
    Provision for write-down of inventories                           (28,800)          156,959
    Gain on sale of assets                                                -             (38,351)
    Loss on forfeiture of acquisition deposits                        325,000               -
    Changes in operating assets and liabilities:
      Accounts receivable                                             217,827            34,263
      Inventories                                                     165,477          (441,580)
      Prepaid expenses                                                 58,150            (4,200)
      Accounts payable                                                560,083           987,166
      Accrued interest payable                                        513,277           351,252
      Other accrued expenses                                          113,697           (10,941)
                                                                -------------     -------------
         Net cash used in operating activities                     (1,248,472)       (2,317,286)

Investing Activities
  Capital expenditures                                                (16,353)          (29,012)
  Proceeds from sale of assets                                            -           1,275,968
  Nonrefundable deposit on Hodgeman acquisition                      (250,000)          (76,507)
                                                                -------------     -------------
         Net cash provided by (used in) investing activities         (266,353)        1,170,449

Financing Activities
  Issuance of common stock                                             30,000               -
  Borrowings on notes payable                                       1,334,688         4,104,509
  Payments on notes payable                                          (160,458)       (2,946,986)
                                                                -------------     -------------
         Net cash provided by financing activities                  1,204,230         1,157,523
                                                                -------------     -------------

Net increase (decrease) in cash                                      (310,595)           10,686
Cash, beginning of period                                             338,539            14,585
                                                                -------------     -------------

Cash, end of period                                             $      27,944     $      25,271
                                                                =============     =============
Supplemental Disclosures of Cash Flow Information
  Cash paid for interest                                        $     200,750     $     304,589
                                                                =============     =============


See notes to consolidated financial statements.

                    RAM Venture Holdings Corp.
           (f/k/a American Apparel and Accessories, Inc.)

          Consolidated Statements of Stockholders' Deficit
                           Unaudited

                                                                                                     Retained
                                                                                                     Earnings/
                                                       Common Stock              Additional         Accumulated
                                                Shares              Amount     Paid-In Capital       (Deficit)
                                              __________________________________________________________________

Recapitalization as a result of merger        16,479,662      $     1,648       $ 4,133,186        $  (7,564,987)

Equity of shell in Merger                      1,500,000              150              (150)                 -

Issuance of common in debt conversion          3,500,000           35,000         1,720,406                  -

Net loss                                             -                -                 -             (5,160,570)

Recapitalization Adjustment                   (3,500,000)         (35,000)           35,000
                                              __________________________________________________________________


Balance at March 31, 2003                     17,979,662            1,798         5,888,442          (12,725,557)

Issuance of common stock                       1,406,000           14,060               -                    -

Net loss                                             -                -                 -             (4,406,003)

Recapitalization adjustment                   (1,406,000)         (14,060)           14,060                  -
                                              __________________________________________________________________


Balance at March 31, 2004                     17,979,662            1,798         5,902,502          (17,131,560)

Stock issued for services                        500,000               50           319,950                  -

Stock issued upon exercise of options            300,000               30            29,970                  -

Net loss                                             -                -                 -             (3,549,379)
                                              __________________________________________________________________


Balance at December 31, 2004                  18,779,662      $     1,878       $ 6,252,422        $ (20,680,939)
                                              ==================================================================



See notes to consolidated financial statements.

__________________________________________________________________________

[1] Organization and Basis of Presentation and Nature of Operations

RAM Venture Holdings Corp. (the "Company") was incorporated in the State of Florida in 1984. The Company was organized for the purpose of developing and marketing a house arrest program to relieve the need for incarceration in a jail or similar facility. The Company was commercially active in that area until mid-1998. On August 31, 1998, the Company sold its electronic monitoring business and had no pre-reverse merger commercial operations since that time.

Early in March, 2004, the Company entered into discussions and negotiations with American Apparel and Accessories, Inc. ("A3"), a privately-held Arkansas corporation, regarding the Company's acquisition of all of the capital stock of A3 in a reverse merger transaction in which the Company was to be the surviving entity and its management and Board of Directors replaced by the management and Board of Directors of A3. On March 31, 2004, the Company entered into a definitive agreement and plan of reorganization with A3.

On April 21, 2004, the reverse merger was completed. Prior to the consummation of the merger, the Company completed a 1-for-10 reverse stock split, effective April 19, 2004, for stockholders of record on the record date, April 16, 2004, in which each ten shares of the Company's common stock were converted into one share of the Company's common stock.

In exchange for the acquisition of A3, the Company issued an aggregate of 16,479,692 shares of its post-reverse split, restricted common stock and options to purchase up to 7,020,308 additional shares of post-reverse split common stock to the A3 stockholders for cancellation of their A3 common and preferred stock and unexercised A3 stock options. The pre-merger stockholders received cash in the amount of $250,000, paid by A3 as a material aspect of the reverse merger transaction. This amount was expensed. For accounting purposes, the merger was treated as a recapitalization of A3 with an issuance of shares for cash by A3, with A3 as the acquirer. Restricted Shares issued in the amount of 16,479,692 are shown as outstanding for all periods presented in these financial statements in the same manner as for a stock split. Pro forma information on this transaction was not presented as, at the date of this transaction, RAM was considered a public shell and accordingly, the transaction was not be considered a business combination. Operations prior to April 21, 2004 are those of A3.

With closing of the reverse merger transaction, all of the A3 common and preferred stock was cancelled and all of its assets and liabilities became the assets and liabilities of the Company, as the surviving entity.

Prior to consummation of the reverse merger, all of the assets and liabilities of the Company then in existence were transferred to a wholly-owned subsidiary, Corrections Systems International, Inc. (CSII). These net assets were distributed to pre-merger stockholders in the form of all of the restricted common stock of CSII.

Upon closing of the merger, the Company's pre-merger stockholders held six percent (6%) of the issued and outstanding ownership interest in the surviving entity, and the stockholders of A3 held substantially all of the remaining ownership interests in the surviving entity.

References to the "Company," "we", "our", and "us" refer to RAM
Venture Holdings Corp. and our subsidiaries.

___________________________________________________________________________

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

The consolidated financial statements include the accounts of Ram Venture Holdings Corp. and its wholly-owned subsidiaries, Natural Gear, LLC, Wildlife Quest, Inc. and McAlister Company, Inc. for the period it was owned. Intercompany balances and transactions have been eliminated.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

[2] Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of approximately $20,681,000 at December 31, 2004, and negative cash flows from operating activities of approximately $1,248,000 for the nine months then ended. The expansion and development of our business may require additional capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management expects cash flows from operating activities to improve in 2005, primarily as a result of an increase in sales. We also have plans to raise capital through various methods to payoff certain existing debt and to finance the planned acquisition of two businesses in the outdoors industry. There can be no assurance of the success of these plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional capital when required, we could continue to modify, delay or abandon some or all of our business and expansion plans.

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

In November 2004, 300,000 shares of our common stock were issued to a vendor for services rendered.

[4] Other

Acquisition of Business - We entered into a contract with Hodgman, Inc. (Hodgman), an outdoor products Illinois corporation and its stockholders for acquisition by us of all of Hodgman's assets used and useful in its sporting goods and accessories business including relative intellectual property, inventories, tangible personal property, accounts receivable, contracts, goodwill and going concern value. The purchase price in the proposed acquisition was approximately $13,795,000 subject to closing adjustments based upon a final calculation of the net purchased assets and Hodgman's final closing balance sheet. The Company made a nonrefundable deposit of $325,000 related to the acquisition, and subsequently forfeited the deposit for not completing the transaction in the agreed upon timeframe. We are still pursuing the acquisition. This acquisition cannot close without the Company obtaining additional financing.

Debt Extension - We have a line of credit agreement with a bank for a maximum borrowing capacity of $2,250,000. At December 31,
2004, the total outstanding balance was $816,609.    We also have
a note payable to the bank in the amount of $1,600,000 at December 31, 2004. The line of credit and the note will mature on March 31, 2005.

Other - The Company has a media buy contract for advertising.
Included in accounts payable at December 31, 2004 is $1,619,999 due under the contract.

      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

                            Overview

RAM Venture Holdings Corp is a holding company with two wholly owned subsidiaries, Natgear, LLC. and Wildlife Quest Productions, Inc. Natgear, LLC, doing business as Natural Gear Camouflage, is a camouflage hunting and outdoor apparel manufacturer in its developmental stage. Natural Gear also offers licensees the opportunity to use their trademarked camouflage patterns on a variety of hunting and outdoor goods. Wildlife Quest Productions, Inc. is a dormant television production company which produced an outdoor program shown on ESPN2 under the name "Wildlife Quest."

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

                      Results of Operations


The following table includes selected items in the Unaudited
Consolidated Statements of Operations, reflected as a percentage of net sales:



                                          Quarter Ended            Nine Months Ended
                                     Dec-03          Dec-04     Dec-03          Dec-04
                                     ------          ------     ------          ------

Sales                                 100%            100%       100%            100%
Cost of goods sold                     88%             41%       101%            50%

Gross profit                           12%             59%        -1%             50%

Selling, general and administrative                   141%       247%            178%            194%

Loss from operations                 -129%           -187%      -179%           -144%

Interest expense                       36%             53%        42%             54%
Other (income) and expense             -3%             73%        -1%             71%

Loss before taxes                    -162%           -314%      -220%           -269%
Provision for taxes                     -               -          -               -

Net Loss                             -162%           -314%      -220%           -269%



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

         Third Quarter 2003 Compared to Third Quarter 2004

Net Income

Net loss increased by $0.354 million, or 33%, to $1.416 million from $1.062 million in 2003. This represented a decrease in diluted earnings per share of $0.0167, or 28%, to ($0.0758) from ($0.0591) in 2003.

Net Revenues

Net revenues decreased by $0.206 million, or 31%, to $0.451 million from $0.657 million in 2003. McAlister's net revenues decreased $0.009 million, or 100%, from ($0.009) million in 2003 to $0.000 million in 2004. Natural Gear's net revenues decreased by $0.215 million, or 32%, to $0.451 million from $0.666 million in 2003. The decrease in net revenues by McAlister Company was the result of the divestiture of McAlister Company, Inc. The decrease in net revenues for Natural Gear resulted from a reduction of print media advertising by $0.065 million, or 96%, to $0.003 million from $0.068 million in 2003, as well as, the reduction of the fall catalog by 150,000 units.

Gross Profit

Gross profit increased by $0.187 million, or 334%, to $0.267 million from $0.080 million in 2003. McAlister's gross profit increased by $0.255 million, or 100%, from ($0.255) million in 2003 to $0.000 million in 2004. Natural Gear's gross profit decreased by $0.068 million, or 20%, to $0.267 million from $0.335 million in 2003. The increase resulted primarily from the divestiture of McAlister Company, Inc.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.186 million, or 17%, to $1.114 million from $0.928 million in 2003. McAlister's S, G and A expenses decreased by $.069 million, or 100%, to $0.000 million from $0.069 million in 2003. Natural Gear's S, G and A expenses increased $0.255 million, or 23%, to $1.114 million from $0.859 million in 2003. This increase resulted primarily from consulting and legal services in respect to being a public company. All other S, G and A remained relatively unchanged.

Net Interest Expense

Net interest expense increased by $0.007 million, or 3%, to $0.241 million from $0.234 million in 2003.

    Nine Months Ended Dec. 2003 Compared to Nine Months Ended Dec. 2004

Net Income

Net loss increased by $0.120 million, or 3%, to $3.549 million from $3.429 million in 2003. This represented an decrease in diluted earnings per share of $0.0007, or 0.37%, to ($0.1914) from ($0.1907) in 2003.

Net Revenues

Net revenues decreased by $0.238 million, or 4%, to $1.319 million from $1.557 million in 2003. This decrease resulted primarily due to the divestiture of the McAlister Company, Inc. in 2003. McAlister had net revenues for the nine months ended of $0.225 million in 2003 and $0.000 million in 2004, resulting in a decrease of $0.225 million, or 100%, due to the divestiture. Natural Gear had net revenues for the nine months ended of $1.332 million in 2003 and $1.319 million in 2004, resulting in a decrease of $0.013 million, or 1%.

Gross Profit

Gross profit increased by $0.677 million, or 3285%, to $0.657 million from ($0.020) million in 2003. McAlister's gross profit increased $0.236 million, or 100%, to $0.000 million from ($0.236) million in 2003. Natural Gear's gross profit increased $0.441 million, or 304%, to $0.657 million from $0.216 million in 2003. The increase resulted from a combination of changing from domestic to foreign suppliers to decrease its cost of goods sold and by taking significant inventory value write downs in 2003, that did not occur in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.219 million, or 8%, to $2.554 million from $2.773 million in 2003. McAlister's S, G and A expenses decreased by $0.529 million, or 100%, to $0.000 million from $0.529 million in 2003. Natural Gear's S, G and A expenses increased by $0.310 million, or 4%, to $2.554 million from $2.244 million in 2003. This decrease resulted from the divestiture of McAlister Company and Natural Gear's increased consulting and legal services over 2003. All other S, G and A remained relatively unchanged.

Net Interest Expense

Net interest expense increased by $0.058 million, or 8%, to $0.714 million from $0.656 million in 2003.


                Liquidity and Capital Resources

Our primary capital requirements are for inventory and brand building expenses associated with Natural Gear. The company's main source of liquidity in 2004 and 2003 has been short term borrowings backed by an officer's personal guarantees. It is management's intention to raise necessary capital to replace most of the existing debt and restructure the Balance Sheet to accommodate future growth and the acquisition plans now in place.

The change in cash and cash equivalents is as follows:

                                                                 Nine Months Ended
                                                               Dec-03          Dec-04
                                                               ------          ------

Net cash used in operating activities                      $ (2,317,286)  $  (1,248,472)
Net cash provided by (used in) investing activities           1,170,449        (266,353)
Net cash provided by (used in) financing activities           1,157,523       1,204,230
                                                           ------------   -------------

Net increase (decrease) in cash and cash equivalents       $     10,686   $    (310,595)



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

Our strategy includes expanding our market penetration in manufactured apparel as well as expanding our royalty revenue by increasing the number of our licensees. In addition our strategy includes acquiring "Best of Brand" companies within the hunting and fishing categories. We must successfully achieve our sales goals as well as identify and acquire other companies that meet our acquisition criteria. Our financial performance could be adversely affected if we fail to adequately execute this strategy.

If we are unable to react to changing consumer demand we may lose customers and our sales may decline.

We may be subject to product liability lawsuits and our insurance may not be sufficient to cover damages from those related claims.

If our suppliers, distributors, or manufacturers do not supply us with sufficient quantities of product our sales and profitability will suffer. We purchase merchandise from relatively few vendors. Our dependence on our principal suppliers involves risk. If there is a disruption in supply from a principal supplier we may be unable to obtain merchandise required to meet our sales objectives. Most of the goods that we purchase are manufactured abroad. Foreign imports subject us to risks of changes in import duties, quotas, work stoppages, delays in shipment, freight cost increases, and economic uncertainty. If any of these uncertainties were to cause a disruption of trade from these countries our inventory levels may be reduced or the costs of our products may increase. To date we have not experienced any of these difficulties from our current suppliers.

We intend to implement a new information system to handle our E-commerce sales efforts. The implementation of this software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

We rely on two distribution centers. If there is a natural disaster or other serious disruption we may lose merchandise and be unable to effectively ship to our customers. Such events could negatively affect our sales and profitability.

Our business is seasonal and our annual results are highly dependent on the success of our third and fourth quarter sales. Our sales depend on discretionary spending by the consumer. A deterioration of current economic conditions or an economic downturn in any of our major markets, or in general, could result in declining sales and impair our growth.

Our sales may be harmed by unseasonably warm or cold weather conditions. Many of our customers are selling to hunting enthusiasts which are affected by changing weather conditions that vary the hunting activity.

The terms of our existing debt impose operating and financial restrictions on us, which may impair our ability to respond to changing business and economic conditions. If we are unable to generate sufficient cash flows from operations in the future, we may have to refinance a portion or all of our debt. We are currently seeking additional capital to refinance our debt and to provide funds to acquire two acquisition candidates. We cannot assure you that refinancing, or additional financing, will be successful or that we will be able to operate at a profit.

Our intent to undertake and complete strategic acquisitions could have an adverse impact on our business. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions our business could suffer. We continue to plan for two such acquisitions.

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

Among the chief uncertainties facing our nation and our world, and as a result our business, is the continuing instability and conflict in the Middle East. We are unable to predict what the overall economic impact to our company will be as a result of this uncertainty. Obviously, events in the Middle East and subsequent terrorist attacks may cause disruption to our Company which could significantly impact our net sales, costs, expenses, distribution, and financial condition.

The market price of our Common Stock is likely to be volatile as the stock market in general has been volatile. Factors which could cause fluctuation in the stock price may include, among other things:

   *    Actual or anticipated variations in quarterly operating results
   *    Changes in financial estimates by security analysts
   *    Conditions or trends in our industry
   *    Changes in market value of similar companies
   *    Announcements by us or our competitors of significant acquisitions
   *    Changing capital commitments
   *    Additions or departures of key personnel
   *    Sales of Common Stock
   *    General economic conditions
   *    Changing governmental regulations

Many of these factors are beyond our control. These factors may cause the market price of our stock to decline regardless of operating performance.

Item 3.   Controls and Procedures
          --------------------------------

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Ex change Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.



             RAM VENTURE HOLDINGS CORP. AND SUBSIDIARY


                             PART II

Item 5.   Other Information
          ------------------

We anticipated, in the Quarter ended December 31, 2004, that we would be able to complete two previously reported planned acquisitions with proceeds from equity financing undertaken at mid-year. We expected to raise a substantial part of the gross proceeds from that financing effort to complete the acquisition of certain assets of Hodgman, Inc., Mack's Sports Shop, LLLP and Mack's Prairie Wings at midyear. We were, however, unsuccessful in implementing our private placement.

We still require gross proceeds from an equity financing to provide us with the cash necessary for further pursuit of acquisitions. If we continue to be unsuccessful in our financing efforts and undertakings, the Company will be adversely affected and less likely to be able to continue as a going concern.


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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Chief Executive Officer

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Chief Financial Officer

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Chief Executive Officer

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Chief Financial Officer

(b) The Registrant filed two (2) Current Reports on Form 8-K in the three (3) month period ended December 31, 2004 as follows:

Form 8-K dated filed December 1, 2004 and filed December 6, 2004 disclosing as Item 1.02 termination of the Company's Contract to acquire certain assets of Hodgman, Inc.

Form 8-K filed December 16, 2004 and filed December 20, 2004 disclosing as Item 1.02 expiration of the Registration's option to purchase the assets of Mack's Sports Shops, LLLP without exercise.

Form 8-K dated July 8, 2004 disclosing the Registrant's acquisition on an option to acquire Mack's; as Item 2.

                             SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RAM VENTURE HOLDINGS CORP.



Date: February 8, 2005        By:/s/John Lewis
                                 -----------------------------------
                                 John Lewis, Chief Executive Officer