Form 10KSB/A
period 2004-03-31
RAM VENTURE HOLDINGS CORP
filed 2005-04-26
CIK 785562

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB/A
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
          ENDED MARCH 31, 2004
                --------------

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

On April 19, 2004, in preparation for and in anticipation of completion of the reverse merger transaction, we reverse split the Company=s common stock on a one share-for-ten share basis and entered into the merger with 1,500,000 post-split shares of our Common Stock issued and outstanding, most of which was (and is) unrestricted by virtue of Rule 144(k) promulgated under the Securities Act of 1933 (the AAct@), held by approximately 850 stockholders. With our authorized capital stock established at 75,000,000 shares, we issued 16,479,662 post-split shares and 7,020,338 options to purchase additional restricted shares of our Common Stock to the shareholders, common stock purchase option holders and certain affiliates, of American Apparel and Accessories, Inc. in exchange for acquisition and cancellation of all of the outstanding capital stock and unexercised capital stock purchase options of American Apparel and Accessories, Inc. at, and upon consummation of, the merger transaction. With completion of the acquisition of American Apparel, the Company assumed its on-going business which was initially undertaken in 1999 by our new Chief Executive Officer, John Lewis. It arose originally from a passion for the outdoors and Mr. Lewis' perception of the commercial outdoors activities area as a fragmented industry, well suited and ready for consolidation and participant growth through efficiencies and economy of scale.

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

Wildlife Quest, Inc. is a television production company producing an outdoors program shown on ESPN2. We outfit the show's host and guests and we use the opening and closing commercial spots on the program to promote Natural Gear's business.

At the outset, Natural Gear, a small, local company in the development stage, was acquired. Natural Gear had developed several unique open-faced camouflage patterns, radically different from the dominant patterns in the camouflage market today. While the patterns are copyright protected, in order to launch Natural Gear commercially, we have expended more than $15 million over a five year period laying the foundation for its future. That investment has established Natural Gear's presence in the market, currently the number three camouflage pattern and gaining on the leading competitors.

Our primary business has been designing and selling goods with the Natural Gear camouflage patterns. The Company has focused branding and marketing efforts on industry shooting shows and various forms of targeted media. The most penetrating media channel is our other strategic asset, "Wildlife Quest", the television fishing and hunting program we acquired in 2002. The show currently ranks number one in viewership on ESPN2's Outdoors.

In order to maintain the brand=s momentum, we make and sell our own wholesale soft goods using the Natural Gear pattern. The Natural Gear licensing business model, however, will eventually cause most of its revenue to be derived from licensees who pay Natural Gear for the right to use Natural Gear pattern(s) on their products. The substantial initial investment required to brand the Natural Gear pattern(s) was necessary to establish a foothold in the camouflage licensing industry. The losses to date, amounting to approximately $15 Million in the aggregate, were expected as a necessary part of the start-up costs needed to build an image and a pattern that would stand out from the competitive "sticks and leaves" patterns out there.

Acceptance of the Natural Gear patterns in the marketplace has grown rapidly. The Company is now poised to take a significant market share of licensing revenue in the camouflage business. Validation of the Natural Gear patterns in the marketplace is evident in the number and quality of licensees using them on their products and the number of "our" customers at checkout counters (so called "sell-throughs"). Our licensed products at Wal-Mart (NYSE: WMT) have been equal to or better than our top competitors. Wal-Mart has only three patterns in all of its stores this year. Natural Gear is one of those patterns.

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

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

  Not applicable.

Item 8A.  Controls and Procedures.



The Company's management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, (as amended) in the Securities Exchange Act as of the year ended March 31, 2004, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) for timely gathering, analyzing and disclosing the information we are required to disclose in our reports (ii) to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and (iii) to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely decisions regarding required disclosure filed under the Securities Exchange Act of 1934, as amended. There have been no changes in our internal controls over financial reporting identified in connection with an evaluation thereof, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Dated:  April 22, 2005        RAM VENTURE HOLDINGS CORP.
                             (the "Registrant")

                             By:  /s/ Jeff Harris
                                --------------------------------
                                Jeff Harris
                                Chief Executive Officer and
  Chief Financial Officer
                                (principal executive officer)



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


/s/Shane Jones                   Director
-----------------------------
Shane Jones


/s/Wesley Clark                  Director
-----------------------------
Wesley Clark

                          EXHIBIT INDEX
                          -------------

                                             Number of
Exhibit                                        Pages     Incorporated
Number               Description            in Original  By Reference
                                            Document +

 4.1   Form of outstanding Common Stock          5          *
       Purchase Options

 4.2   Specimen Common Stock Certificate         1          *
       (post-reverse 1-for-10 split on
       April 19, 2004)

 14.1  Code of Ethics for Principal              4          *
       Executive Officer and Senior
       Financial Officers

 21.1  Subsidiaries of the Company               1          *

 31.1  Certification of Chief Executive
       Officer Pursuant to Section 302 of        2          **
       the Sarbanes-Oxley Act of 2002

 31.2  Certification of Chief Financial
       Officer Pursuant to Section 302 of        2          **
       the Sarbanes-Oxley Act of 2002

 32.1  Certification Pursuant to 18
       U.S.C. Section 1350, as adopted           1          **
       Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002

 32.2  Certification Pursuant to 18
       U.S.C. Section 1350, as adopted           1          **
       Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002


* Previously filed with Form 10-KSB on or about July 13, 2004 for the year ended March 31, 2005.
** 	Filed herewith

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