Form 10QSB/A
period 2004-06-30
RAM VENTURE HOLDINGS CORP
filed 2005-04-26
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-QSB/A

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



Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, (i) in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act, and (ii) to ensure that information required to be disclosed in the reports that we file under the Exchange
Act is recorded, processed, summarized an reported, within the time periods specified in the Commission's rules and forms and, (iii) to ensure that information required to be discussed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There have not been any changes during our last fiscal quarter in our internal controls has materially affected, or is reasonably likely to materially affect, or internal control over financial reporting.

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

RAM VENTURE HOLDINGS CORP.


Date: April 21, 2005         By:/s/Jeff Harris
                                 -------------------------
                                 Jeff Harris,
                                 Chief Executive Officer