Form 10QSB/A
period 2004-09-30
RAM VENTURE HOLDINGS CORP
filed 2005-04-26
CIK 785562

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB/A

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

RAM VENTURE HOLDINGS CORP.


Date: April 21, 2005          By:/s/Jeff Harris
                                 -----------------------------
                                 Jeff Harris,
                                 Chief Executive Officer